Form 10QSB
period 2000-09-30
SUN BANCSHARES INC
filed 2000-12-22
CIK 1105880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                          FORM 10-QSB

   X                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 ------                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                -------------------------------------------------
                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ------       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                          Commission File No. 333-30182

                              SUN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           United States                                 58-2466380
  (State or other jurisdiction of                     (I.R.S. Employer
           incorporation)                             Identification No.)

                              4367 RIVERWOOD DRIVE
                          MURRELLS INLET, SC 29576-1359
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 357-7007
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       YES  [ ]                  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

               715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE


                                  PAGE 1 OF 13
                             EXHIBIT INDEX ON PAGE 2

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                                      INDEX


PART I. FINANCIAL RESULTS                                                                                      Page No.
Item 1. Financial Statements (Unaudited)

         Balance Sheets - September 30, 2000 and December 31, 1999.................................................3

         Statements of Income - For the period August 3, 1999 (inception)
           to September 30, 2000, Nine months ended September 30, 2000, and three months ended
           September 30, 2000......................................................................................4

         Statements of Shareholders' Equity - For the nine months ended September 30, 2000.........................5

         Statements of Cash Flows - For the nine months ended September 30, 2000...................................6

         Notes to Financial Statements.............................................................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................8-10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..........................................................................................11

Item 2. Changes in Securities and Use of Proceeds..................................................................11

Item 3. Defaults Upon Senior Securities............................................................................12

Item 4. Submission of Matters to a Vote of Security Holders........................................................12

Item 5. Other Matters..............................................................................................12

Item 6. Exhibits and Reports on Form 8-K...........................................................................12

         (a) Exhibits..............................................................................................12

         (b) Reports on Form 8-K...................................................................................12

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)
                       See notes to financial statements.

                                 BALANCE SHEETS



                                                                            September 30,               December 31,
                                                                                 2000                       1999
                                                                            -------------               ------------
                                                                            (Unaudited)
ASSETS
  Cash and due from banks                                                   $    36,121                    $  10,750
  Premises and equipment                                                        317,397                       30,740
  Deferred stock offering costs                                                  93,390                       34,557
  Lease deposits                                                                 38,083                        9,167
  Prepaid membership                                                             20,250                           --
                                                                            -----------                    ---------

    Total assets                                                            $   505,241                    $  85,214
                                                                            ===========                    =========

LIABILITIES
  Borrowings                                                                $ 1,060,000                    $ 250,000
  Accounts payable                                                               20,859                           --
                                                                            -----------                    ---------
    Total liabilities                                                         1,080,859                      250,000
                                                                            -----------                    ---------

SHAREHOLDERS' EQUITY
Common stock, par value not stated; 10,000,000 shares                                10                           10
 authorized; 1 share issued and outstanding
Preferred stock, par value not stated; 2,000,000 shares                              --                           --
 authorized; no shares issued and outstanding
Deficit accumulated in the development stage                                   (575,628)                    (164,796)
                                                                            -----------                    ---------
    Total shareholders' equity (deficit)                                       (575,618)                    (164,786)
                                                                            -----------                    ---------

   Total liabilities and shareholders' equity                               $   505,241                    $  85,214
                                                                            ===========                    =========


                       See notes to financial statements.

                              STATEMENTS OF INCOME
                                   (UNAUDITED)


                                           For the Period
                                            August 3, 1999      Nine Months         Three Months
                                           (inception) to          Ended               Ended
                                            September 30,       September 30,       September 30,
                                                 2000               2000                2000
                                            -------------       -------------     ---------------
INCOME
  Interest income                            $    259           $      22           $      --
                                             --------           ---------           ---------

EXPENSE
  Interest                                     41,842              40,696              27,864
  Salaries and benefits                       229,070             178,647              71,888
  Land rent                                    22,917              22,917              13,750
  Consultant and professional fees            158,847              78,377              29,733
  Application fee                              15,350                  --                  --
  Other operating expenses                    107,861              90,217              33,569
                                            ---------           ---------           ---------
      Total expenses                          575,887             410,854             176,804
                                            ---------           ---------           ---------

NET INCOME (LOSS)                           $(575,628)          $(410,832)          $(176,804)
                                            =========           =========           =========


                        See notes to financial statements

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                       Deficit
                                                                                     Accumulated
                                                                                       in the
                                                                                      Capital
                                                        Common Stock                  Development
                                          ----------------------------------------
                                           Shares          Amount        Surplus        Stage            Total
                                          ---------     ------------    ----------   ------------      ---------
BALANCE, DECEMBER 31, 1999                        1       $      10     $      --      $(164,796)      $(164,786)

Net income (loss) for the nine month
period ended September 30, 2000                  --              --            --       (410,832)       (410,832)
                                          ---------       ---------     ---------      ---------       ---------

BALANCE, SEPTEMBER 30, 2000                       1       $      10     $      --      $(575,628)      $(575,618)
                                          =========       =========     =========      =========       =========




                       See notes to financial statements.

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     Nine Months Ended
                                                                                     September 30, 2000
                                                                                     ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                              $(410,832)
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
     Increase in accounts payable                                                           20,859
                                                                                         ---------
       Net cash used by operating activities                                              (389,973)
                                                                                         ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Deposit on leases                                                           (28,916)
   Prepaid membership                                                                      (20,250)
   Purchases of premises and equipment                                                    (286,657)
                                                                                         ---------
     Net cash used by investing activities                                                (335,823)
                                                                                         ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                                810,000
   Increase stock offerings costs                                                          (58,833)
                                                                                         ---------
    Net cash provided by financing activities                                              751,167
                                                                                         ---------

 NET INCREASE IN CASH                                                                       25,371

 CASH, BEGINNING OF PERIOD                                                                  10,750
                                                                                         ---------

 CASH, END OF PERIOD                                                                     $  36,121
                                                                                         =========


                       See notes to financial statements

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS


The accompanying unaudited financial statements have been prepared in accordance with the requirements for interim financial statements. The financial statements as of September 30, 2000 and for the interim period ended September 30, 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date.

NOTE 2. ORGANIZATION


Sun Bancshares, Inc., (the Company) was incorporated on August 3, 1999 to serve as a bank holding company and to hold 100% of the capital stock of SunBank (the
Bank), a national bank in Murrells Inlet, South Carolina.

From August 3, 1999 through November 14, 2000, the Company was a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devoted substantially all its efforts during this period to establishing a new business. Planned principal operations had not commenced and therefore no revenue has been recognized from such planned operations.

NOTE 3. BORROWING - LINE OF CREDIT


The Company obtained a line of credit from The Bankers Bank, Atlanta, Georgia, for $1,500,000 to fund operations from August 3, 1999 through the close of the offering and to fund pre-construction costs associated with the construction of the main office and branch office building. At September 30, 2000, $1,060,000 was outstanding on the line of credit. The line of credit has been guaranteed by the organizers and bears interest at the prime rate as published in the Money Rates Section of The Wall Street Journal minus 1/2%. This line was paid off on November 1, 2000.

NOTE 4. INCOME TAXES


As of September 30, 2000, the Company had a net operating loss carryforward of $575, 628. There was no provision (benefit) for income taxes for the nine months ended September 30, 2000 or for the period August 3, 1999 (inception) to September 30, 2000, since a 100% valuation reserve is being maintained for the net operating loss carryforward.

NOTE 5. SHAREHOLDERS' EQUITY


We completed our initial stock offering on November 1, 2000. The offering resulted in the issuance of 715,000 shares of the Company's common stock. Proceeds from the offerings were $7,150,000, less expenses associated with the offering totaling $370,784, resulting in net proceeds of $6,779,216.

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Sun Bancshares was organized on August 3, 1999 to serve as a holding company for SunBank, N.A., a national bank located in Murrells Inlet, South Carolina. Since it was organized, Sun Bancshares; main activities through November 1, 2000 were:

         -        Seeking, interviewing, and selecting its officers;
         -        Applying for a national bank charter;
         - Applying for FDIC deposit insurance; o Applying to become a bank holding company;
         -        Preparing detailed business plans;
         -        Identifying sites for our banking facilities; and
         -        Raising equity capital through an offering.

FINANCIAL RESULTS

From August 3, 1999 to September 30, 2000, the net loss amounted to $575,628 attributable to the following expenses:

                  Salaries and benefits...................... $229,070
                  Legal and professional fees................  158,847
                  Other operating expenses...................  187,711
                                                              --------
                          Total.............................. $575,628
                                                              ========

At September 30, 2000, we had total assets of $505,241, consisting principally of premises and equipment of $317,397 and deferred stock offering costs of $93,390.

Our liabilities at September 30, 2000 were $1,080,859, consisting of borrowing totaling $1,060,000 and accounts payable of $20,859. We had a shareholders' deficit of $575, 618 at September 30, 2000.

LINE OF CREDIT

A line of credit was obtained from The Bankers Bank, Atlanta, Georgia, for $1,500,000 to fund operations from August 3, 1999 through the close of the offering and to fund pre-construction costs associated with the construction of the main office and branch office building. At September 30, 2000, $1,060,000 was outstanding on the line of credit. The line of credit has been guaranteed by the organizers and bears interest at the prime rate as published in the Money Rates Section of The Wall Street Journal minus 1/2%. This line was paid off on November 1, 2000.

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


OFFICES AND FACILITIES

On May 1, 2000, the Company entered into a lease agreement for the main office site and into a lease agreement for the branch office site. The significant terms of these leases are described in the table below:

                                     LEASE DATE             INITIAL RENT           INITIAL TERM          RENEWAL OPTIONS
                                     ----------             ------------           ------------          ---------------
Main Office Site . . . . . . .       May 1, 2000          $7,500 per month           25 Years            Up to 15 Years
Branch Site  . . . . . . . . .       May 1, 2000          $55,000 per year           30 Years            Up to 20 Years

Rent is paid in advance on a monthly basis for the main office site and on a yearly basis for our branch office site. The rental rates for both of these leases are subject to adjustment based on inflation. Additionally, each of the leases calls for the Company to pay taxes, insurance, and repairs on the leased properties.

The Bank began operations on November 15, 2000 in a temporary main office facility. This facility will be used until the permanent main office is completed. The permanent main office is planned to be completed in the fourth quarter of 2001 and the branch office in the second quarter of 2001. The purchase price of the modular facility was approximately $90,000, and is located approximately one-tenth of a mile from the site of the permanent main office. The site for the temporary main office is being leased on a month-to-month basis at a monthly rental rate of $2,000.

A temporary leased office space has been established in Georgetown. Banking services will not be provided from this temporary office, but will be used to establish a market presence in Georgetown.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Since Sun Bancshares was in the development stage as of September 30, 2000, there are no results to present at this time. Now that SunBank is in operations, net interest income, Sun Bancshares' primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalance in these repricing opportunities at any point in time creates interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on net interest income. We will generally attempt to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize SunBank's overall interest rate risks.

We will evaluate regularly, the balance sheet's asset mix in terms of several variables; yield, credit quality, appropriate funding sources and liquidity. To manage effectively the balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS


LIQUIDITY AND INTEREST RATE SENSITIVITY - continued

As SunBank grows, we will continuously structure its rate-sensitivity position in an effort to hedge against rapidly rising or falling interest rates. SunBank's Asset and Liability Management Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. We can obtain these funds by converting assets to cash or by attracting new deposits. SunBank's ability to maintain and increase deposits will serve as its primary source of liquidity.

We know of no trends, demands, commitments, events, or uncertainties that should result in, or are reasonably likely to result in, Sun Bancshares' liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

Capital adequacy for banks and bank holding companies is regulated by the Office of the Comptroller of Currency, the Federal Reserve, and the FDIC. The primary measures of capital adequacy for banks and bank holding companies are: (1) risk-based capital guidelines and (2) the leverage ratio. Changes in the guidelines or our levels or capital can affect our ability to expand and pay dividends.

The Company used $6,620,000 of the $7,150,000 raised in its initial public offering of common stock to capitalize SunBank. This amount is sufficient under the capital adequacy guidelines applicable to SunBank and the Company believes this amount will be sufficient to fund the activities of SunBank in its initial stage of operations.

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable
(b)      Not applicable
(c)      Not applicable
(d)      (1) Effective date of the Registration Statement on Form
         SB-2 - October 23, 2000.  Commission file number 333-30182.

         (2) The offering commenced March 31, 2000 (the date of the Company's first preliminary prospectus).

         (3)      Not applicable.

         (4)(i) The offering terminated on November 26, 2000 (the end of the underwriter's over-allotment option period). Of the 822,250 shares registered, 107,250 shares, which were registered solely to cover the over-allotment option granted to the underwriter, were not sold.

         (4)(ii) The managing underwriter was Wachovia Securities, Inc.

         (4)(iii) The title of the class of securities registered was Common Stock, no par value.

         (4)(iv) Amount and aggregate price of shares registered shares: 822,250 shares at $10 per share for $8,222,500.

         Amount and aggregate price of shares sold: 715,000 shares at $10 per share for $7,150,000.

         (4)(v) Payments to others in connection with the issuance and distribution of the registered securities include:
         - Underwriting discount - $ 169,869
         - Underwriter's expenses - $ 75,105
         - Other offering expenses - $133,922 (legal, accounting, filing and printing fees)

         (4)(vi) The net offering proceeds to the issuer after deducting the total expenses described in paragraph (4)(v) were $6,779,216.

         (4)(vii)

         (A)      Not applicable

         (B)      Payments to others

         Gross proceeds from offering....................................  $7,150,000
         Underwriter's discount and other expenses.......................     236,862
         Expense of organizing Sun Bancshares, Inc.......................      50,000
         Expense of offering.............................................     133,922
         Investment in capital stock of SunBank..........................   6,620,000
                                                                           ----------
         Working Capital.................................................  $  109,216
                                                                           ==========

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 25, 2000, the sole shareholder approved the Company's 2000 Stock Incentive Plan as amended and restated. A copy of the Amended and Restated Sun Bancshares, Inc. 2000 Stock Incentive Plan was filed as exhibit 10.5 to Amendment No. 2 to the Company's Registration Statement on Form SB-2.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
         (b)      Reports on Form 8-K
                  None

                              SUN BANCSHARES, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  By:      /s/ THOMAS BOUCHETTE
                                           ------------------------------------
                                           Thomas Bouchette
                                           President & Chief Executive Officer




Date: December 20, 2000           By:      /s/ RANDY L. CARMON
                                           ------------------------------------
                                           Randy L. Carmon
                                           Chief Financial Officer