Form 10KSB40
period 2000-12-31
SUN BANCSHARES INC
filed 2001-03-30
CIK 1105880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                        --------------   ---------------
         Commission file number
                                ------

                              SUN BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        SOUTH CAROLINA                                        58-2466380
-------------------------------------------------     --------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

4367 RIVERWOOD DRIVE, MURRELLS INLET, S. CAROLINA                29576
-------------------------------------------------     --------------------------
    (Address of Principal Executive Offices)                  (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:      $67,553

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: AS OF MARCH 28, 2001, 261,150 SHARES OF THE COMPANY'S COMMON STOCK WERE HELD BY NON-AFFILIATES. THE AGGREGATE MARKET VALUE OF THESE SHARES WAS $2,154,488 AS OF MARCH 27, 2001, BASED ON THE AVERAGE BID AND ASK PRICE OF $8.25 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 715,000 AS OF MARCH 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II.

         Transitional Small Business Disclosure format (check one):
                                                                  Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I............................................................................................................3

   ITEM 1.     DESCRIPTION OF BUSINESS............................................................................3
   ITEM 2.     DESCRIPTION OF PROPERTIES.........................................................................14
   ITEM 3.     LEGAL PROCEEDINGS.................................................................................15
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................15

PART II..........................................................................................................15

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................15
   ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............15
   ITEM 7.     FINANCIAL STATEMENTS..............................................................................16
   ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............16

PART III.........................................................................................................16

   ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
               THE EXCHANGE ACT..................................................................................16
   ITEM 10.    EXECUTIVE COMPENSATION............................................................................18
   ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................20
   ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................22
   ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB........................................................23

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

                              SUN BANCSHARES, INC.

         Sun Bancshares, Inc. (the "Company") was incorporated as a South Carolina corporation on August 3, 1999, and became a bank holding company by acquiring all of the issued and outstanding common stock of SunBank (the "Bank"), Murrells Inlet, South Carolina. The Bank began operations in November 2000 and is the only subsidiary of the Company.

         The Company was organized because we believe it provides flexibility that would otherwise not be available. For example, the holding company structure makes it easier to raise capital for the Bank because the Company is able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.

                                     SUNBANK

GENERAL

         The Bank was chartered as a national bank under the laws of the United States and began business on November 15, 2000 as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank's real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier's checks, safe-deposit boxes, traveler's checks, bank by mail, direct deposit and U.S. Savings Bonds. The Bank also offers Mastercard(R) and Visa(R) credit card services through a correspondent bank as an agent.

PHILOSOPHY

         Our motto is "Your community . . . Your bank." Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout our market area. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

MARKET AREA AND COMPETITION

         The Bank's primary service area includes southern Horry County and most of Georgetown County. This area, commonly referred to as the "South Strand" or "Waccamaw Neck," encompasses the coastal communities south of Myrtle Beach, including Socastee, Surfside Beach, Garden City Beach, Murrells Inlet, Litchfield Beach, Pawleys Island, DeBordieu and Georgetown.

         The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Georgetown/Horry County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the

FDIC as of June 30, 2000, the Georgetown/Horry County area was served by 21 banking and savings institutions with 117 offices in Georgetown and Horry Counties. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Wachovia Bank, Conway National Bank, and Coastal Federal Savings Bank.

LENDING SERVICES

         LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small- and medium-sized businesses and professional concerns. As of December 31, 2000, the Bank's loan portfolio was comprised of:

                  LOAN CLASSIFICATION                         PERCENTAGE
                  -------------------                         ----------
                  Commercial loans                               44%
                  Real estate loans                              23%
                  Consumer loans                                 33%

         LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors approves the loan, and the terms of the loan are no more favorable than would be available to any other applicant.

         LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Differing limits apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

         -        15% of the Bank's capital and surplus; or

         - 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

         The Bank has established an internal maximum loan limit $1.0 million, or approximately 16.8% of the Bank's capital, for loans secured by readily marketable collateral. These limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons. The Bank sells loan participations to other financial institutions in order to meet the lending needs of loan customers requiring extensions of credit above these limits.

         CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

         COMMERCIAL LOANS. The Bank's commercial lending is directed principally toward small- to medium-sized businesses whose demand for funds falls within the legal lending limits of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers for a variety of business purposes, including equipment loans, loans to support working capital and loans secured by accounts receivable or inventories. The terms of these loans vary by purpose and by type of underlying collateral, if any. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to respond effectively to these changes are significant factors in a commercial borrower's creditworthiness.

         REAL ESTATE LOANS. The Bank makes and holds real estate-related loans including commercial real estate, construction and development, and residential real estate loans. These loans may include certain commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. Risks associated with real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank generally sells any long term mortgage that it originates on the secondary market. The Bank limits the interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before originating the loan.

         CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit. Consumer loan repayments depend upon the borrower's financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships.

         INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

         DEPOSITS. The Bank's core deposits include checking accounts, money market accounts, savings accounts and a variety of certificates of deposit and individual retirement accounts. To attract deposits, the Bank has employed an aggressive marketing plan in in its overall market area, and offers a broad product line and rates and services competitive with those offered in the Georgetown/Horry County market. The Bank's primary sources of deposits are residents of, and businesses and their employees located in, the Waccaman Neck communities. The Bank has obtained its deposits primarily through personal solicitation by its officers and directors, direct mail solicitations, and advertisements published in the local media.

         ASSET AND LIABILITY MANAGEMENT. The Bank has established an asset and liability management committee to manage its assets and liabilities. The goal of this committee is to maintain an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee conducts these management functions within the framework of written loan and investment policies that the Bank has adopted. The committee also attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. The committee charts the Bank's assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempts to manage any gaps in maturity ranges.

                                    EMPLOYEES

         At December 31, 2000, the Bank employed 11 full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

                           SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

SUN BANCSHARES

         Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -        Acquiring all or substantially all of the assets of any bank;
                  or

         -        Merging or consolidating with any other bank holding company.

         Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and has had continuous operations for five years. As a result, no bank holding company may acquire control of the Company until after November 15, 2005.

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        The bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is not registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        Banking or managing or controlling banks; and

         - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        Factoring accounts receivable;

         - Making, acquiring, brokering or servicing loans and usual related activities;

         -        Leasing personal or real property;

         - Operating a non-bank depository institution, such as a savings association;

         -        Trust company functions;

         -        Financial and investment advisory activities;

         -        Conducting discount securities brokerage activities;

         - Underwriting and dealing in government obligations and money market instruments;

         - Providing specified management consulting and counseling activities;

         - Performing selected data processing services and support services;

         - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        Performing selected insurance underwriting activities.

         Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        Lending, trust and other banking activities;

         - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        Providing financial, investment, or advisory services;

         - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        Underwriting, dealing in or making a market in securities;

         - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        Merchant banking through securities or insurance affiliates;
                  and

         -        Insurance company portfolio investments.

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

         SOUTH CAROLINA STATE REGULATION. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, the Company is subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. Prior to engaging in the acquisition of nonbanking institutions or state chartered banks, we must receive the Board's approval, and we must file periodic reports with respect to our financial condition and operations, management and intercompany relationships between Sun Bancshares and its subsidiaries.

SUNBANK

         Since the Bank is chartered as a national bank, it is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

         BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, South Carolina has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of South Carolina may branch into South Carolina. This provides a limited barrier of entry into the South Carolina banking market, which protects us from an important segment of potential competition. However, because South Carolina has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

         An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, its capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 201.75% and our ratio of Tier 1 Capital to risk-weighted assets was 201.24%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 79.63%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends is the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

         The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action."

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        A bank's loans or extensions of credit to affiliates;

         -        A bank's investment in affiliates;

         - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

         - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

         The Bank opened for business on November 15, 2000. As a result, the Bank's historical financial information is limited and is insufficient to cause the selected statistical information required under Guide 3 of the Securities Act to be meaningful. Consequently, the selected statistical information has been omitted. For information concerning the Company's and the Bank's historical financial performance, see "Part II--Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 15 and "Part II--Item 7. Financial Statements" on page 15.


ITEM 2.  DESCRIPTION OF PROPERTIES

         MAIN OFFICE. The Bank's main office will be located at 4200 Highway 17 Bypass in Murrells Inlet, South Carolina in Georgetown County. The Company is leasing approximately 1.9 acres of land at this site at a monthly lease rate of $7,500. The initial term of the land lease is 25 years with renewal options for a total of 15 additional years. We began construction of our permanent main office facility at this site in the first quarter of 2001. Completion of the main office facility is anticipated in the fourth quarter of 2001. Our permanent main office will be a two-story, traditional style building, consisting of approximately 10,000 square feet, four drive-up lanes and one ATM. We anticipate that this space will be sufficient to support our initial operations and some expansion of our operations.

         We began our banking business in November 2000 in a temporary main office facility. We purchased a temporary modular facility to be used as our main office until our permanent main office is completed. The purchase price of the modular facility was approximately $90,000, and it is located one-tenth of a mile from the site for the permanent main office.

         BRANCH OFFICE. We intend to open a branch office located at 1134 North Fraser Street in Georgetown, South Carolina. We are leasing approximately 1.1 acres of land at this site at a yearly lease rate of $55,000. The initial term of the land lease is 30 years with renewal options for a total of 20 additional years. We began construction of the branch office in the fourth quarter of 2000 and expect the construction to be complete in the second quarter of 2001. The branch office will be a one story, traditional style building, consisting of approximately 5,000 square feet, three drive-up windows and one ATM.

         During the construction of our permanent branch office, we are leasing temporary office space in Georgetown. We are not providing branch banking services from this office, but are using this location to establish a market presence in Georgetown and to allow our city manager to begin recruiting employees and developing business. All business developed at this office prior to the opening of the permanent branch office is recorded at the main office.

         Other than normal real estate lending activities of the Bank, the Company does not invest in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "SNBA." The common stock was first listed on the OTC Bulletin Board on November 1, 2000. For the period from November 1, 2000 to December 31, 2000, the high closing price of the Company's common stock was $11 per share and the low closing price was $10 per share. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

         On November 1, 2000, the Company granted selected employees options to purchase an aggregate of 50,750 shares of its common stock, no paper value. These options are exercisable at $10 per share, vest in equal 20% annual increments beginning on the one-year anniversary of the employment date of the applicable employee, and have a maximum term of ten years. Since the Company only granted the options to employees, the option grants did involve a public offering and therefore were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 12, and is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included in the Company's Annual Report to Shareholders at pages 13 through 30, and are incorporated herein by reference.

         Report of Independent Certified Public Accountants

         Financial Statements

                  Consolidated Balance Sheets as of December 31, 2000 and 1999

                  Consolidated Statements of Income for the years ended December 31, 2000 and 1999

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000 and 1999

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

                  Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2000,
(3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

              NAME                          DIRECTOR                       POSITION WITH THE COMPANY
              (AGE)                          SINCE                          AND BUSINESS EXPERIENCE
-------------------------------------       --------       -----------------------------------------------------------------
CLASS I DIRECTORS:
(Term Expiring 2001*)

Thomas Bouchette (42)                         1999         President of the Company and President and Chief Executive
                                                           Officer of the Bank

Edsel J. ("Coupe") DeVille (62)               1999         Director of Community Development, Commercial Landtec, Corp., a
                                                           commercial real estate firm

John S. Divine, III (62)                      1999         Co-owner, Divine Holdings, LLC, which invests in rental
                                                           properties, secured mortgages and stocks and co-owner, Divine
                                                           Restaurants, Inc., which owns and operates 15 Restaurants

Dalton B. Floyd, Jr. (62)                     1999         Attorney and sole owner, The Floyd Law Firm PC; Chairman of the
                                                           Board and Chief Executive Officer of the Company

Jeanne Louise Fourrier-Eggart (47)            1999         Periodontist and sole owner, Jeanne L. Fourrier, DDS, MHS, PA

* Each Class I director is standing for re-election at the 2001 annual meeting of shareholders and, if elected, will serve a three-year term expiring in 2004.

              NAME                           DIRECTOR                       POSITION WITH THE COMPANY
              (AGE)                           SINCE                          AND BUSINESS EXPERIENCE
-------------------------------------        --------     -----------------------------------------------------------------
CLASS II DIRECTORS:
(Term Expiring 2002)

David E. Grabeman (47)                         1999       Dentist and sole owner, David E. Grabeman, DDS

Richard Edwin Heath (53)                       1999       Certified Public Accountant and Certified Valuation Analyst
                                                          and sole owner, Richard E. Heath, CPA

Paul John Hletko (54)                          1999       Pediatrician and sole owner, Georgetown Pediatric Center, PA

Judy B. Long (49)                              1999       Sole or part owner of several retail, restaurant and printing businesses, including Four Seasons Screen Printing, Sports
                                                          Spectacular, Inc., Super Sports Spectacular, Carol, Inc, and
                                                          Fins, Inc.

Thomas O. Morris, Jr.                          1999       Pharmacist, owner of Hemingway Pharmacy, Inc.; owner of Home
                                                          Medical Care, which provides durable home medical equipment

              NAME                           DIRECTOR                       POSITION WITH THE COMPANY
              (AGE)                           SINCE                          AND BUSINESS EXPERIENCE
-------------------------------------        --------     -----------------------------------------------------------------
CLASS III DIRECTORS:
(Term Expiring 2003)

Georgie B. Martin (58)                         2000       Sole owner, Garden City Pavilion; President and sole owner,
                                                          Independent Coin, Inc.; President and co-owner, Martin Coin
                                                          Machine, Inc.

Joel A. Pellicci (57)                          1999       President and sole owner, Jo-Lin Enterprises, a McDonald's franchisee

Donald E. Perry (60)                           1999       President and co-owner, Lakewood Camping Resort, which
                                                          provides campground facilities

Chandler C. Prosser (33)                       1999       President and sole owner of various real estate development and management companies including Prosser Realty Company,
                                                          Inc.; co-owner, Grove Development, LLC; and Managing Partner,
                                                          Wachesaw Golf, LLC

Larry N. Prosser (54)                          1999       President and sole owner, Glenn's Bay, Inc., a real estate development company; owner of various other real estate
                                                          development and construction companies

---------------

         The Company is filing this Annual Report on Form 10-KSB pursuant to
Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

        SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2000 and 1999 (since the Company's inception in August 1999) to its chief executive officer and president. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2000 and 1999.

                                            Annual Compensation                     Long-Term Compensation
                              --------------------------------------------   -----------------------------------
                                                                 Other
                                                                 Annual          Number of           All Other
                                         Salary     Bonus     Compensation       Securities         Compensation
Name and Position               Year      ($)        ($)          ($)        Underlying Options         ($)
------------------------      --------  --------  --------    ------------   ------------------     ------------
Dalton B. Floyd, Jr.,           2000           0         0           0                   0                  0
Chief Executive Officer         1999           0         0           0                   0                  0

Thomas Bouchette,               2000      85,500    10,000           0              35,750                  0
 President                      1999      49,000         0           0                   0                  0

---------------

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

         EMPLOYMENT AGREEMENT. Effective January 1, 2000, we entered into an employment agreement with Thomas Bouchette, regarding his service as president of the Company and president and chief executive officer of the Bank. Under the terms of the agreement, Mr. Bouchette's received a base salary of $7,000 per month from June 1999 until the opening of the Bank in November 2000, at which time his salary was increased to $8,000 per month. Pursuant to the agreement, Mr. Bouchette also received a cash bonus of $10,000 upon the opening of the Bank, and upon the close of the Company's initial stock offering Mr. Bouchette receive an incentive stock option to purchase 35,750 shares of the Company's common stock at an exercise price of $10.00 per share. The option vests in one-fifth annual increments and has a maximum term of ten years.

         Additionally, under the agreement, Mr. Bouchette is entitled to receive an annual incentive bonus equal to 5% of the Company consolidated pre-tax earnings up to the amount of Mr. Bouchette's base salary, provided the Bank meets specified performance criteria. The agreement also generally requires the Company to provide other customary benefits to Mr. Bouchette such as health and life insurance, an automobile allowance and membership to business and social organizations.

         The initial term of the employment agreement is three years. At the end of the initial three-year term and at the end of any extension of the initial term, the agreement will be automatically extended for a term of 12 months unless Mr. Bouchette, the Company or the Bank notifies the other parties that he or it does not intend to extend the agreement. Mr. Bouchette will be entitled to severance compensation of an amount up to six months of his base salary if, during the term of the agreement, his employment is terminated for any of the following reasons:

         - The Company or the Bank terminates Mr. Bouchette's employment without cause;

         -        Mr. Bouchette becomes disabled; or

         -        Mr. Bouchette terminates his employment with cause.

         Additionally, upon a change of control of the Company, Mr. Bouchette will be entitled to severance compensation in an amount equal to 12 months of his base salary if he terminates his employment for cause or if the Company or its successor terminates his employment without cause. Cause for terminating employment is defined in the agreement.

         The agreement also generally provides that, for a period of 12 months following the termination of Mr. Bouchette's employment, he will not compete with the Bank in the banking business nor solicit the Bank's customers or employees. The non-competition and non-solicitation provisions of the agreement only apply if Mr. Bouchette terminates his employment without cause or in connection with a change of control, or if we terminate his employment with cause.

OPTION GRANTS IN FISCAL YEAR 2000

         The following table presents information regarding options granted by the Company during the fiscal year 2000 to its executive officers. The Company did not grant any stock appreciation rights during 2000.

                              Number of
                              Securities         Percent of Total
                          Underlying Options    Options Granted to
                               Granted          Employees In Fiscal      Exercise Price Per
        Name                     (#)                   Year                    Share           Expiration Date
----------------------    ------------------    -------------------      ------------------    ---------------
Thomas Bouchette,               35,750                  70.4%                  $10.00            Nov. 1, 2010
  President

         See "--Employment Agreement" above for more information regarding the option granted to Mr. Bouchette during fiscal year 2000.

OPTIONS EXERCISED IN FISCAL YEAR 2000

         No options were exercised by our named executive officers in fiscal year 2000 and no options held by our named executive officers were in the money as of December 31, 2000.

COMPENSATION OF DIRECTORS

         The Company and the Bank do not separately compensate their directors for their service as directors, nor will their directors receive directors compensation until the Company and the Bank have recovered all of their losses. Thereafter, the Company and the Bank may adopt director compensation policies that conform to applicable law.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 27, 2001 by (a) each director of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's outstanding common stock. Additionally, the address of each person is 4367 Riverwood Drive, P.O. Box 1359, Murrells Inlet, South Carolina 29576.

         Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

                                         NUMBER OF       PERCENT
     NAME OF BENEFICIAL OWNER             SHARES         OF CLASS               NATURE OF BENEFICIAL OWNERSHIP
---------------------------------      ------------     ----------  -----------------------------------------------------
DIRECTORS:
Thomas Bouchette**                         26,353          3.6        -    Including 7,150 shares subject to options
                                                                           exercisable within 60 days after March 28,
                                                                           2001.

Edsel J. ("Coupe") DeVille                 23,203          3.2

John S. Divine, III                        35,203          4.9

Dalton F. Floyd, Jr.**                     37,903          5.3        -    Includes (a) 1,500 shares held by Dalton
                                                                           Floyd Ltd., (b) 11,000 shares held jointly
                                                                           with Mr. Floyd's spouse, (c) 100 shares held
                                                                           by Bradley Floyd, and (d) 100 shares held by
                                                                           Blake Floyd, as to which beneficial ownership
                                                                           is shared.

Jeanne Louise Fourrier-Eggart              36,908          5.2        -    Includes (a) 7,500 shared held by Ms.
                                                                           Fourrier-Eggart's spouse and (b) 1,710 shares
                                                                           held as custodian for Ms. Fourrier-Eggart's
                                                                           children as to which beneficial ownership is
                                                                           shared.

David E. Grabeman                          30,203          4.2        -    Includes 2,500 shares held in the David
                                                                           Grabeman Pension as to which beneficial
                                                                           ownership is shared.

Richard Edwin Heath                        17,703          2.5



Paul John Hletko                           35,203          4.9        -    Includes (a) 20,000 shares held by the
                                                                           Hletko Family Trust and (b) 7,500 shares held
                                                                           in the Hletko Profit Sharing Plan as to which
                                                                           beneficial ownership is shared.

Judy B. Long                               22,903          3.2        -    Includes 15,200 shares held jointly with
                                                                           Ms. Long's spouse as to which beneficial
                                                                           ownership is shared.

Georgie B. Martin                          31,903          4.5        -    Includes 200 shares held as custodian for
                                                                           Noah P. Carter as to which beneficial
                                                                           ownership is shared.

                                         NUMBER OF       PERCENT
     NAME OF BENEFICIAL OWNER             SHARES         OF CLASS               NATURE OF BENEFICIAL OWNERSHIP
---------------------------------      ------------     ----------  -----------------------------------------------------
Thomas O. Morris, Jr.                      32,703          4.6

Joel A. Pellicci                           27,703          3.9

Donald E. Perry                            27,703          3.9

Chandler C. Prosser                        37,703          5.3

Larry N. Prosser                           37,703          5.3
                                          -------         ----
ALL DIRECTORS AND EXECUTIVE OFFICERS
AS A GROUP (15 PERSONS)                   461,000         63.8

---------------

*        Represents ownership of less than 1.0%.

** Mr. Bouchette is the president of the Company and Mr. Floyd is the chief executive officer of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. These transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

         In addition to transactions in the ordinary course of our business, we have entered into the following business transactions with the directors indicated:

         LEASE OF MAIN OFFICE SITE. We have entered into a lease agreement with Riverwood Enterprises, LLC, a South Carolina limited liability company, for the lease of the site for our permanent main office building. Mr. Dalton B. Floyd, Jr., the chairman of our board of directors and chief executive officer of Sun Bancshares, owns a 50% interest in Riverwood Enterprises. The amount of the annual rent for the first year of the lease is $90,000, with annual adjustments based on the consumer price index thereafter. The initial term of the lease will be 25 years with renewal options for a total of 15 additional years. The lease calls for us to pay taxes, insurance and repairs on the leased property. Based on our review of two independent appraisals, we believe the terms of the lease are no less favorable than those that could be obtained from an unrelated third party.

         LEASE OF SITE FOR TEMPORARY MAIN OFFICE. Currently and through the construction of our main office, we will operate out of a temporary modular facility, which is located on a temporary site approximately one-tenth of a mile from our permanent main office site. We are leasing this temporary site from Wachesaw Development, LLC. Mr. Larry N. Prosser, one of our directors, is the sole owner of Wachesaw Development, LLC. The lease is on a month to month basis and began in May 2000 and will end in the fourth quarter of 2001. The monthly rental rate is $2,000. Based on our review of the independent appraisals for our permanent main office site and the recent purchase price of a similar property located across the street, we believe the terms of this lease are no less favorable than those that could be obtained from an unrelated third party. Due to the short term of the lease and limited amount of the lease payments, the board determined that an independent appraisal was neither cost effective nor necessary for it to establish that the lease arrangement is on no less favorable terms than could be obtained from an unrelated third party.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)      Exhibits

         Exhibit
         Number                       Exhibit
         -------    ------------------------------------------------------------
          3.1(a)    Articles of Incorporation(1)

          3.1(b)    Articles of Incorporation(1)

          3.2       Bylaws(1)

          3.3       First Amendment to the Bylaws

          4.1       Specimen Stock Certificate(2)


          4.2       See Exhibits 3.1(a), 3.1(b) and 3.2 for provisions of the
                    Articles of Incorporation and Bylaws defining rights of holders of the common stock

          10.1      Letter of Intent for Lease dated October 20, 1999 (Murrells
                    Inlet main office site)(1)

          10.2      Option Agreement (For Lease) dated November 12, 1999
                    (Georgetown branch office site)(1)

          10.3*     Employment Agreement dated March 30, 2000 (effective
                    January 1, 2000), among SunBank N.A. (Proposed), Sun
                    Bancshares, Inc. and Thomas Bouchette(2)

          10.4      Form of Sun Bancshares, Inc. Organizers' Warrant Agreement
                    Banking(1)

          10.5*     Amended and Restated Sun Bancshares, Inc. 2000 Stock
                    Incentive Plan(3)

          10.6*     Form of Sun Bancshares, Inc. Incentive Stock Option
                    Award(3)

          10.7      Promissory Note dated July 19, 2000 between Sun Bancshares,
                    Inc. and The Bankers Bank (replacing Promissory Note dated
                    January 26, 2000)(1)

          10.8      Form of Commercial Guaranty(1)

          10.9 Lease Agreement by and between Riverwood Enterprises, LLC and Sun Bancshares, Inc. (Murrells Inlet main office site)(3)

          10.10 Lease Agreement by and between Richmond Realty Company, LLC and C.C. Grimes, Jr. as Trustee and Sun Bancshares, Inc.
                    (Georgetown branch office site)(3)

          13.1      Sun Bancshares, Inc. 2000 Annual Report to Shareholders.
                    Except with respect to those portions specifically incorporated by reference into this Report, the Company's
                    2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

          22.1      Subsidiaries of Sun Bancshares, Inc.

          24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

          99.1      2000 Proxy Statement sent to security holders of Sun
                    Bancshares, Inc.

---------------

*        Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed February 11, 2000.

(2) Incorporated herein by reference to exhibit of same number to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed March 31, 2000.

(3) Incorporated herein by reference to exhibit of same number to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed September 19, 2000.

(b)      Reports on Form 8-K filed in the fourth quarter of 2000: None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The Company's 2000 Annual Report to security holders is included in this Annual Report on Form 10-KSB at exhibit 13.1, and the Company's Proxy Statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB at exhibit 99.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SUN BANCSHARES, INC.




                                     By: /s/ Thomas Bouchette
                                        ----------------------------------------
                                        Thomas Bouchette
                                        President

                                     Date: March 27, 2001

                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Thomas Bouchette and Dalton B. Floyd, Jr., his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                   TITLE                               DATE
-------------------------------------------------       --------------------------------        --------------
/s/ Thomas Bouchette                                    President and Director*                 March 27, 2001
-------------------------------------------------
                 Thomas Bouchette


/s/ Randy L. Carmon                                     Chief Financial Officer**               March 27, 2001
-------------------------------------------------
                  Randy L. Carmon


/s/ Edsel J. DeVille                                    Director                                March 27, 2001
-------------------------------------------------
                 Edsel J. Deville


/s/ John S. Divine, III                                 Director                                March 27, 2001
-------------------------------------------------
                John S. Divine, III


/s/ Dalton B. Floyd, Jr.                                Chairman and Chief Executive            March 27, 2001
-------------------------------------------------
               Dalton B. Floyd, Jr.                     Officer


/s/ Jeanne Louise Fourrier-Eggart                       Director                                March 27, 2001
-------------------------------------------------
           Jeanne Louise Fourrier-Eggart


/s/ David E. Grabeman                                   Director                                March 27, 2001
-------------------------------------------------
                 David E. Grabeman


/s/ Richard Edwin Heath                                 Director                                March 27, 2001
-------------------------------------------------
                Richard Edwin Heath


/s/ Paul John Hletko                                    Director                                March 27, 2001
-------------------------------------------------
                 Paul John Hletko

/s/ Judy Long                                           Director                                March 27, 2001
-------------------------------------------------
                     Judy Long


/s/ Georgie B. Martin                                   Director                                March 27, 2001
-------------------------------------------------
                 Georgie B. Martin


/s/ Thomas Morris                                       Director                                March 27, 2001
-------------------------------------------------
                   Thomas Morris


/s/ Joel A. Pellicci                                    Director                                March 27, 2001
-------------------------------------------------
                 Joel A. Pellicci


/s/ Donald Perry                                        Director                                March 27, 2001
-------------------------------------------------
                   Donald Perry


/s/ Chandler C. Prosser                                 Director                                March 27, 2001
-------------------------------------------------
                Chandler C. Prosser


/s/ Larry N. Prosser                                    Director                                March 27, 2001
-------------------------------------------------
                 Larry N. Prosser

---------------

*        Principal executive.

**       Principal executive, financial and accounting officer.

                                  EXHIBIT INDEX

         Exhibit
         Number                           Exhibit
         -------    ------------------------------------------------------------
          3.1(a)    Articles of Incorporation(1)

          3.1(b)    Articles of Incorporation(1)

          3.2       Bylaws(1)

          3.3       First Amendment to the Bylaws

          4.1       Specimen Stock Certificate(2)

          4.2       See Exhibits 3.1(a), 3.1(b) and 3.2 for provisions of the
                    Articles of Incorporation and Bylaws defining rights of holders of the common stock

          10.1      Letter of Intent for Lease dated October 20, 1999 (Murrells
                    Inlet main office site)(1)

          10.2      Option Agreement (For Lease) dated November 12, 1999
                    (Georgetown branch office site)(1)

          10.3*     Employment Agreement dated March 30, 2000 (effective
                    January 1, 2000), among SunBank N.A. (Proposed), Sun
                    Bancshares, Inc. and Thomas Bouchette(2)

          10.4      Form of Sun Bancshares, Inc. Organizers' Warrant Agreement
                    Banking(1)

          10.5*     Amended and Restated Sun Bancshares, Inc. 2000 Stock
                    Incentive Plan(3)

          10.6*     Form of Sun Bancshares, Inc. Incentive Stock Option
                    Award(3)

          10.7      Promissory Note dated July 19, 2000 between Sun Bancshares,
                    Inc. and The Bankers Bank (replacing Promissory Note dated
                    January 26, 2000)(1)

          10.8      Form of Commercial Guaranty(1)

          10.9 Lease Agreement by and between Riverwood Enterprises, LLC and Sun Bancshares, Inc. (Murrells Inlet main office site)(3)

          10.10 Lease Agreement by and between Richmond Realty Company, LLC and C.C. Grimes, Jr. as Trustee and Sun Bancshares, Inc.
                    (Georgetown branch office site)(3)

          13.1      Sun Bancshares, Inc. 2000 Annual Report to Shareholders.
                    Except with respect to those portions specifically incorporated by reference into this Report, the Company's
                    2000 Annual Report to Shareholders is not deemed to be filed as part of this Report.

          22.2      Subsidiaries of Sun Bancshares, Inc.

          24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

          99.1      2000 Proxy Statement sent to security holders of Sun
                    Bancshares, Inc.

---------------

         *        Compensatory plan or arrangement.

         (1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed February 11, 2000.

         (2) Incorporated herein by reference to exhibit of same number to Amendment No. 1 to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed March 31, 2000.

         (3) Incorporated herein by reference to exhibit of same number to Amendment No. 2 to the Company's Registration Statement on Form SB-2, Registration No. 333-30182, filed September 19, 2000.

         (b)      Reports on Form 8-K filed in the fourth quarter of 2000: None.