Form 10QSB
period 2001-03-31
SUN BANCSHARES INC
filed 2001-05-14
CIK 1105880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM           TO
                                              ---------    ---------

                          Commission File No. 333-30182

                              SUN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                      United States                      58-2466380
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

                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON MAY 9, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                      INDEX

                                                                                                         Page No.

PART I. FINANCIAL RESULTS

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000........................3

         Condensed Consolidated Statement of Income - Three months ended March 31, 2001......................4

         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income-
           Three months ended March 31, 2001.................................................................5

         Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2001..................6

         Notes to Condensed Consolidated Financial Statements................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation.........................................8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................................................................13

         (a) Exhibits.......................................................................................13

         (b) Reports on Form 8-K............................................................................13

                              SUN BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,         December 31,
                                                                                  2001                2000
                                                                              ------------        ------------
                                                                              (Unaudited)

ASSETS:
 Cash and cash equivalents:
  Cash and due from banks                                                     $    766,718        $    163,515
  Federal funds sold                                                             3,452,000           6,010,000
                                                                              ------------        ------------
    Total cash and cash equivalents                                              4,218,718           6,173,515
                                                                              ------------        ------------

Investment securities:
 Securities available-for-sale                                                   1,806,255                  --
 Nonmarketable equity securities                                                   195,000             195,000
                                                                              ------------        ------------
    Total investment securities                                                  2,001,255             195,000
                                                                              ------------        ------------

Loans receivable:                                                                4,386,323             905,147
  Less allowance for loan losses                                                   (50,000)            (15,000)
                                                                              ------------        ------------
    Loans, net                                                                   4,336,323             890,147

Premises, furniture & equipment, net                                               874,053             573,799
Accrued interest receivable                                                         30,415               4,115
Other assets                                                                       275,418             191,800
                                                                              ------------        ------------
    Total assets                                                              $ 11,736,182        $  8,028,376
                                                                              ============        ============

LIABILITIES:
 Deposits:
 Noninterest-bearing transaction accounts                                     $  2,013,284        $    207,226
 Interest-bearing transaction accounts                                             309,438             170,840
 Savings                                                                         1,780,813           1,175,203
 Time deposits $100,000 and over                                                   684,645             166,967
 Other time deposits                                                               991,543             219,107
                                                                              ------------        ------------
    Total deposits                                                               5,779,723           1,939,343
                                                                              ------------        ------------

Accrued interest payable                                                            22,796               2,127
Other liabilities                                                                   40,385              27,307
                                                                              ------------        ------------
    Total liabilities                                                            5,842,904           1,968,777
                                                                              ------------        ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value not stated; 2,000,000 shares
  authorized and unissued                                                               --                  --
Common stock, par value not stated; 10,000,000 shares authorized;
  715,000 issued and outstanding at March 31, 2001 and
  December 31, 2000                                                              6,779,216           6,779,216
Retained earnings (deficit)                                                       (886,285)           (719,617)
Accumulated other comprehensive income                                                 347                  --
                                                                              ------------        ------------
    Total shareholders' equity                                                   5,893,278           6,059,599
                                                                              ------------        ------------
    Total liabilities and shareholders' equity                                $ 11,736,182        $  8,028,376
                                                                              ============        ============

            See notes to condensed consolidated financial statements.

                              SUN BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Three Months
                                                                       Ended
                                                                  March 31, 2001
                                                                  --------------

INTEREST INCOME:
 Loans, including fees                                              $   63,600
 Investment securities, taxable                                         15,893
 Federal funds sold                                                     80,921
                                                                    ----------
   Total                                                               160,414
                                                                    ----------

INTEREST EXPENSE:
 Time deposits $100,000 and over                                         9,393
 Other deposits                                                         28,078
                                                                    ----------
   Total                                                                37,471
                                                                    ----------

NET INTEREST INCOME                                                    122,943

Provision for loan losses                                               35,000
                                                                    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     87,943
                                                                    ----------

OTHER OPERATING INCOME:
 Service charges on deposit accounts                                     2,031
 Residential mortgage origination fees                                   7,588
 Other service charges, commissions, and fees                            1,521
                                                                    ----------
   Total                                                                11,140
                                                                    ----------

OTHER OPERATING EXPENSES:
 Salaries and employee benefits                                        164,106
 Occupancy expense                                                      71,091
 Furniture and equipment expense                                        15,960
 Other operating expenses                                              114,241
                                                                    ----------
   Total                                                               365,398
                                                                    ----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (266,315)

Income tax expense (benefit)                                           (99,647)
                                                                    ----------

NET INCOME (LOSS)                                                   $ (166,668)
                                                                    ==========

EARNINGS PER SHARE
 Average shares outstanding                                            715,000
 Basic earnings (losses) per share                                  $    (0.23)
 Diluted earnings (losses) per share                                $    (0.23)

            See notes to condensed consolidated financial statements.

                              SUN BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)


                                                                                        Accumulated
                                                   Common Stock            Retained        Other
                                             ------------------------      Earnings    Comprehensive
                                              Shares         Amount       (Deficit)        Income         Total
                                             --------      ----------     ----------   -------------   -----------

BALANCE, DECEMBER 31, 2000                    715,000      $6,779,216     $ (719,617)       $ --       $ 6,059,599

Net income (loss) for the period                                            (166,668)                     (166,668)

Other comprehensive income, net of
  tax $203                                                                                   347               347
                                                                                            ----       -----------

Comprehensive income                                                                                      (166,321)
                                             --------      ----------     ----------        ----       -----------

BALANCE, MARCH 31, 2001                       715,000       6,779,216       (886,285)        347         5,893,278
                                             ========      ==========     ==========        ====       ===========

            See notes to condensed consolidated financial statements.

                              SUN BANCSHARES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months
                                                                                 Ended
                                                                             March 31, 2001
                                                                             --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                     $   (166,668)
 Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Depreciation and amortization                                                     15,960
  Provision for loan losses                                                         35,000
  Accretion and premium amortization                                                  (295)
  Deferred income tax benefit                                                      (99,647)
  Increase in interest receivable                                                  (26,300)
  Increase in accounts payable                                                      20,669
  Decrease in other assets                                                          16,029
  Increase in other liabilities                                                     12,875
                                                                              ------------
      Net cash used by operating activities                                       (192,377)
                                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                    (2,579,858)
  Maturities of securities available-for-sale                                      774,448
  Net increase in loans made to customers                                       (3,481,176)
  Purchases of premises and equipment                                             (316,214)
                                                                              ------------
      Net cash used by investing activities                                     (5,602,800)
                                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest-bearing transaction
     accounts and savings accounts                                               2,550,266
   Net increase in certificates of deposit and other time deposits               1,290,114
                                                                              ------------
      Net cash provided by financing activities                                  3,840,380
                                                                              ------------

NET DECREASE IN CASH                                                            (1,954,797)

CASH, BEGINNING OF PERIOD                                                        6,173,515
                                                                              ------------

CASH, END OF PERIOD                                                           $  4,218,718
                                                                              ============

Cash paid during the period for:
   Income taxes                                                               $         --
   Interest                                                                   $     16,802

            See notes to condensed consolidated financial statements.

                              SUN BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2000 Annual Report.

NOTE 2 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first three months of 2001; therefore basic earnings per share and diluted earnings per share were the same.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three-month period ended March 31, 2001:

                                                                         Pre-tax     (Expense)     Net-of-tax
                                                                         Amount       Benefit        Amount
                                                                         -------     ---------     ----------

FOR THE THREE MONTHS ENDED MARCH 31, 2001:
Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period              $  505         $(203)         $347
Plus: reclassification adjustment for gains (losses)
    realized in net income                                                   --            --            --
                                                                         ------        ------        ------
Net unrealized gains (losses) on securities                                 550          (203)          347
                                                                         ------        ------        ------

Other comprehensive income                                               $  550        $ (203)       $  347
                                                                         ======        ======        ======

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                              SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2001, net interest income totaled $122,943. Total interest income for the three months ended March 31, 2001 was $160,414. Of this total, interest income from federal funds sold was $80,921, interest income from loans, including fees was $63,600 and interest income from investment securities totaled $15,893. The income was partially offset by interest expense of $37,471. Interest expense consisted primarily of other deposits totaling $28,078 and interest expense from time deposits $100,000 and over totaled $9,393 for the three months ended March 31, 2001. The net interest margin realized on earning assets was 5.36% for the three months ended March 31, 2001 and the interest rate spread was 2.31% for the three months ended March 31, 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $35,000. This is a result of our efforts to adjust the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2001 was $11,140. The primary source of this income was from residential mortgage origination fees which totaled $7,588 for the three months ended March 31, 2001. In addition, service charges on deposit accounts totaled $2,031 for the three months ended March 31, 2001.

                              SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2001 was $365,398. The primary component of noninterest expense was salaries and employee benefits, which totaled $164,106 for the three months ended March 31, 2001. Other operating expense totaled $114,241, occupancy expense totaled 71,091 and furniture and equipment expense totaled $15,960 for the three months ended March 31, 2001.

INCOME TAXES

The income tax benefit for three months ended March 31, 2001 was $99,647 and was a result of our net operating loss. The benefit was based on an effective tax rate of 37% at March 31, 2001.

NET INCOME (LOSS)

The combination of the above factors resulted in a net loss for the three months ended March 31, 2001 of $166,668. The net loss before taxes was $266,315 and was offset by an income tax benefit of $99,647.

ASSETS AND LIABILITIES

During the first three months of 2001, total assets increased $3,707,806, or 46.18%, when compared to December 31, 2000. The primary source of growth in assets was gross loans which increased $3,481,176 during the first three months of 2001. Total deposits increased $3,840,380, or 198.02%, from the December 31, 2000 amount of $1,939,343. Within the deposit area, noninterest-bearing deposits increased $1,806,058 or 871.54% to $2,013,284 at March 31, 2001. Time deposits greater than $100,000 and over increased $517,678 or 310.05% during the first three months of 2001. Other time deposits also increased $772,436, or 352.54%, during the first three months of 2001.

INVESTMENT SECURITIES

Investment securities totaled $1,806,255 at March 31, 2001. Securities totaling $2,579,858 were purchased during the first three months of the year. All of our marketable investment securities were designated as available-for-sale at March 31, 2001.

NONMARKETABLE EQUITY SECURITIES

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At March 31, 2001 and December 31, 2000 our investment in this stock totaled $195,000.

LOANS

We experienced steady growth during the first three months of 2001, especially in the loan area. Net loans increased $3,446,176, or 387.15%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-mortgage which increased $1,782,537, or 845.16%, from December 31, 2000. Also, commercial and industrial loans increased $1,349,446, or 339.20%. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                      March 31,         December 31,
                                         2001              2000
                                      ----------        -----------

Real estate - mortgage                $1,993,447        $  210,910
Commercial and industrial              1,747,279           397,833
Consumer and other                       645,597           296,404
                                      ----------        ----------
                                      $4,386,323        $  905,147
                                      ==========        ==========

                              SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RISK ELEMENTS IN THE LOAN PORTFOLIO

There were no risk elements identified in our loan portfolio as of March 31, 2001.

Activity in the Allowance for Loan Losses is as follows:

                                                              March 31,
                                                                2001
                                                             ----------

Balance, January 1,                                          $   15,000
Provision for loan losses for the period                         35,000
Net loans (charged-off) recovered for the period                     --
                                                             ----------

Balance, end of period                                       $   50,000
                                                             ==========

Gross loans outstanding, end of period                       $4,386,323

Allowance for loan losses to loans outstanding                     1.14%

DEPOSITS

At March 31, 2001, total deposits increased by $3,840,380, or 198.02%, from December 31, 2000. The largest increase was in noninterest bearing demand deposits which increased $1,806,058, or 871.54%, from December 31, 2000 to March 31, 2001. Other time deposits increased $772,436 or 352.54% and time deposits $100,000 and over increased $517,678 or 310.05%. Expressed as a percentage, total interest bearing deposits increased 117.45%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 were as follows:

                                                 March 31,       December 31,
                                                   2001              2000
                                                ----------       ------------

Noninterest-bearing demand deposits             $2,013,284        $  207,226
Interest-bearing demand deposits                   309,438           170,840
Savings deposits                                 1,780,813         1,175,203
Time deposits $100,000 and over                    684,645           166,967
Other time deposits                                991,543           219,107
                                                ----------        ----------

                                                $5,779,723        $1,939,343
                                                ==========        ==========

                              SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 75.89% at March 31, 2001 and 46.67% at December 31, 2000.

Securities available-for-sale, which totaled $1,806,255 at March 31, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2001, unused lines of credit totaled $1,500,000.

CAPITAL RESOURCES

Total shareholders' equity decreased from $6,059,599 at December 31, 2000 to $5,893,278 at March 31, 2001. The decrease is primarily due to the net loss for the period of $166,668.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institutions' qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2001.

The following table summarizes our risk-based capital at March 31, 2001:


Shareholders' equity                                      $5,892,931
   Less: intangibles                                              --
                                                          ----------
   Tier 1 capital                                          5,892,931

Plus: allowance for loan losses(1)                            50,000
                                                          ----------
     Total capital                                        $5,942,931
                                                          ==========

Risk-weighted assets                                      $6,260,783
                                                          ==========

Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                    94.12%
   Total capital (to risk-weighted assets)                     94.92%
   Tier 1 (to total average assets)                            55.04%

(1) limited to 1.25% of risk-weighted assets

                              SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

REGULATORY MATTERS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                              SUN BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

NOTE 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following documents are filed as part of this report: Not applicable.

Reports on Form 8-K

(b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By: /s/ THOMAS BOUCHETTE
                                       ----------------------------------------
                                       Thomas Bouchette
                                       President & Chief Executive Officer


Date: May 10, 2001                 By: /s/ RANDY L. CARMON
                                       ----------------------------------------
                                       Randy L. Carmon
                                       Chief Financial Officer