Form 10QSB
period 2001-06-30
SUN BANCSHARES INC
filed 2001-08-03
CIK 1105880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM          TO
                                              ---------  ---------

                          Commission File No. 333-30182

                              SUN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                  South Carolina                      58-2466380
           (State or other jurisdiction            (I.R.S. Employer
                 of incorporation)                Identification No.)


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

                                YES [ ]   NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

      715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON AUGUST 2, 2001

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                      INDEX


PART I. FINANCIAL RESULTS                                                                                     Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000 .................           3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2001 and three
           months ended June 30, 2001 .................................................................           4

         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income --
           Six months ended June 30, 2001 .............................................................           5

         Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 2001 .............           6

         Notes to Condensed Consolidated Financial Statements .........................................           7

Item 2. Management's Discussion and Analysis or Plan of Operation .....................................        8-12

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ...........................................          13

Item 6. Exhibits and Reports on Form 8-K ..............................................................          13

         (a) Exhibits .................................................................................          13

         (b) Reports on Form 8-K ......................................................................          13

                              SUN BANCSHARES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                                2001                   2000
                                                                            ------------           -----------
                                                                             (Unaudited)
ASSETS:
Cash and cash equivalents:
  Cash and due from banks                                                   $  1,149,255           $   163,515
  Federal funds sold                                                           7,809,000             6,010,000
                                                                            ------------           -----------
    Total cash and cash equivalents                                            8,958,255             6,173,515
                                                                            ------------           -----------

Investment securities:
  Securities available-for-sale                                                1,785,829                    --
  Nonmarketable equity securities                                                195,000               195,000
                                                                            ------------           -----------
    Total investment securities                                                1,980,829               195,000
                                                                            ------------           -----------
Loans receivable:                                                              8,205,800               905,147
  Less allowance for loan losses                                                 (85,000)              (15,000)
                                                                            ------------           -----------
    Loans, net                                                                 8,120,800               890,147

Premises, furniture & equipment, net                                           1,448,211               573,799
Accrued interest receivable                                                       56,315                 4,115
Other assets                                                                     397,207               191,800
                                                                            ------------           -----------
    Total assets                                                            $ 20,961,617           $ 8,028,376
                                                                            ============           ===========

LIABILITIES:
 Deposits:
   Noninterest-bearing transaction accounts                                 $  3,553,396           $   207,226
   Interest-bearing transaction accounts                                         533,308               170,840
   Savings                                                                     2,089,701             1,175,203
   Time deposits $100,000 and over                                             4,407,158               166,967
   Other time deposits                                                         4,535,129               219,107
                                                                            ------------           -----------
    Total deposits                                                            15,118,692             1,939,343
                                                                            ------------           -----------

Accrued interest payable                                                          65,728                 2,127
Other liabilities                                                                 42,868                27,307
                                                                            ------------           -----------
    Total liabilities                                                         15,227,288             1,968,777
                                                                            ------------           -----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value not stated: 2,000,000 shares authorized
 and unissued                                                                         --                    --
Common stock, par value not stated; 10,000,000 shares authorized,
 715,000 shares issued and  outstanding at June 30, 2001 and
 December 31, 2000                                                             6,779,216             6,779,216
Retained earnings (deficit)                                                   (1,050,704)             (719,617)
Accumulated other comprehensive income                                             5,817                    --
                                                                            ------------           -----------
    Total shareholders' equity                                                 5,734,329             6,059,599
                                                                            ------------           -----------
    Total liabilities and shareholders' equity                              $ 20,961,617           $ 8,028,376
                                                                            ============           ===========

                              SUN BANCSHARES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         Six Months Ended   Three Months Ended
                                                           June 30, 2001       June 30, 2001
                                                         ----------------   ------------------
INTEREST INCOME
   Loans, including fees                                     $ 222,253           $ 151,153
   Investment securities, taxable                               44,037              28,144
   Federal funds sold                                          121,612              40,691
                                                             ---------           ---------
      Total income                                             387,902             219,988
                                                             ---------           ---------

INTEREST EXPENSE
   Time deposits $100,000 and over                              33,576              24,183
   Other deposits                                               65,463              37,385
                                                             ---------           ---------
     Total                                                      99,039              61,568
                                                             ---------           ---------

NET INTEREST INCOME                                            288,863             158,420
Provision for loan losses                                       70,000              35,000
                                                             ---------           ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            218,863             123,420
                                                             ---------           ---------

OTHER INCOME
    Service charges on deposit accounts                          9,227               7,196
    Residential mortgage origination fees                        3,824               3,824
    Other service charges, commissions, and fees                 4,266               2,745
                                                             ---------           ---------
      Total                                                     17,317              13,765
                                                             ---------           ---------

OTHER OPERATING EXPENSES
  Salaries and employee benefits                               319,903             155,797
  Occupancy expense                                            134,233              63,142
  Furniture and fixture expense                                 37,694              21,734
  Other operating expenses                                     261,522             147,281
                                                             ---------           ---------
      Total                                                    753,352             387,954
                                                             ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES                             (517,172)           (250,769)

Income tax expense (benefit)                                  (186,085)            (86,438)
                                                             ---------           ---------

NET INCOME (LOSS)                                            $(331,087)          $(164,331)
                                                             =========           =========

EARNINGS PER SHARE
  Basic earnings (losses) per share                          $   (0.46)          $   (0.23)
  Diluted earnings (losses) per share                        $   (0.46)          $   (0.23)

                              SUN BANCSHARES, INC.

          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)




                                                                                   Accumulated
                                      Common Stock               Retained             Other
                                -------------------------        Earnings         Comprehensive
                                 Shares          Amount          (Deficit)            Income             Total
                                --------      -----------       -----------       --------------      ----------

BALANCE,
 DECEMBER 31, 2000               715,000      $ 6,779,216       $  (719,617)          $   --          $6,059,599

Net income (loss) for
 the period                                                        (331,087)                            (331,087)

Other comprehensive
 income, net of tax $3,417                                                             5,817               5,817
                                                                                      ------          ----------
Comprehensive income                                                                                    (325,270)
                                --------      -----------       -----------           ------          ----------

BALANCE,
 JUNE 30, 2001                   715,000      $ 6,779,216       $(1,050,704)          $5,817          $5,734,329
                                ========      ===========       ===========           ======          ==========

                              SUN BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months
                                                                                      Ended
                                                                                  June 30, 2001
                                                                                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (331,087)
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                                       37,693
    Provision for loan loss                                                             70,000
    Accretion and premium amortization                                                  (8,668)
    Deferred income tax benefit                                                       (186,085)
    Increase in interest receivable                                                    (52,200)
    Increase in other assets                                                           (19,322)
    Increase in interest payable                                                        63,601
    Increase in other liabilities                                                       12,143
                                                                                  ------------
      Net cash provided (used) by operating activities                                (413,925)
                                                                                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                        (2,579,858)
  Maturities of securities available-for-sale                                          811,931
  Net increase in loans to customers                                                (7,300,653)
  Purchases of premises and equipment                                                 (912,105)
                                                                                  ------------
    Net cash provided (used) by investing activities                                (9,980,685)
                                                                                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction accounts             4,623,137
    and savings accounts
  Net increase in certificates of deposit and other time deposits                    8,556,213
                                                                                  ------------
   Net cash provided by financing activities                                        13,179,350
                                                                                  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,784,740

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        6,173,515
                                                                                  ------------

CASH AND CASH EQUIVALENTS END OF PERIOD                                           $  8,958,255
                                                                                  ============

 Cash paid during the period for:
  Income taxes                                                                    $         --
  Interest                                                                        $     35,438

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10KSB. The financial statements as of June 30, 2001 and for the interim period ended June 30, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2000 Form 10KSB.

NOTE 2 - EARNINGS PER SHARE

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first six months of 2001; therefore basic earnings per share and diluted earnings per share were the same.

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six months period ended June 30, 2001:


                                                                                        TAX
                                                                     PRE-TAX         (EXPENSE)        NET-OF-TAX
                                                                      AMOUNT          BENEFIT           AMOUNT
                                                                     -------         ---------        ----------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period          $9,234          $(3,417)          $ 5,817
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                --               --                --
                                                                      ------          -------           -------
Net unrealized gains (losses) on securities                            9,234           (3,417)            5,817
                                                                      ------          -------           -------

Other comprehensive income                                            $9,234          $(3,417)          $ 5,817
                                                                      ======          =======           =======

FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period          $8,684          $(3,214)          $(5,470)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                --               --                --
                                                                      ------          -------           -------
Net unrealized gains (losses) on securities                            8,684           (3,214)           (5,470
                                                                      ------          -------           -------

Other comprehensive income                                            $8,684          $(3,214)          $(5,470)
                                                                      ======          =======           =======


Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                              SUN BANCSHARES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. It should be understood that this discussion is based on the Bank's opening for business on November 15, 2000. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the six months ended June 30, 2001 was $288,863. Interest income for the period totaled $387,902. Of this total, interest income from loans, including fees was $222,253, interest income from federal fund sold was $121,612 and interest income from investment securities totaled $44,037. The income was partially offset by interest expense of $99,039. Interest expense consisted primarily of interest on other deposits totaling $65,463 and interest expense from time deposits $100,000 and over totaling $33,576 for the six months ended June 30, 2001. The net interest margin realized on earning assets was 5.49% for the six months ended June 30, 2001 and the interest rate spread was 3.01% for the six months ended June 30, 2001.

Net interest income for the three months ended June 30, 2001 was $158,420. Interest income for the period totaled $219,988. Of this total, interest income from loans, including fees was $151,153, interest income from federal funds sold was $40,691 and interest income from investment securities totaled $28,144. Interest income was partially offset by interest expense of $61,568. Interest expense consisted primarily of interest on other deposits totaling $37,385 and interest expense from time deposits $100,000 and over totaling $24,183 for the three months ended June 30, 2001.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the six and three months ended June 30, 2001, the provision charged to expense was $70,000 and $35,000, respectively. This is a result of our efforts to adjust the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                              SUN BANCSHARES, INC.

NONINTEREST INCOME

Noninterest income for the six months ended June 30, 2001 totaled $17,317. The primary source of this income was from service charges on deposit accounts which totaled $9,227 for the six months ended June 30, 2001. In addition, other service charges, commissions, and fees, and residential mortgage origination fees totaled $4,266 and $3,824, respectively, for the six months ended June 30, 2001.

Noninterest income for the three months ended June 30, 2001 was $13,765. The primary source of this income was from service charges on deposit accounts which totaled $7,196 for the three months ended June 30, 2001. In addition, other service charges, commissions, and fees totaled $2,745 for the three months ended June 30, 2001.

NONINTEREST EXPENSE

Total noninterest expense for the six months ended June 30, 2001 was $753,352. The primary component of noninterest expense was salaries and employee benefits, which totaled $319,903 for the six months ended June 30, 2001. Other operating expenses totaled $261,522; data processing fees comprised 21.31% of this total. Occupancy expense totaled $134,233, and furniture and equipment expense totaled $37,694 for the six months ended June 30, 2001. Occupancy expense included $100,675 in rental charges on the Bank's five locations. Of the five locations, two are temporary locations the Bank will no longer use after June 30, 2001.

Total noninterest expense for the three months ended June 30, 2001 was $387,954. The primary component of noninterest expense was salaries and employee benefits, which totaled $155,797 for the three months ended June 30, 2001. Other operating expenses totaled $147,281, occupancy expense totaled $63,142, and furniture and equipment expense totaled $21,734 for the three months ended June 30, 2001.

INCOME TAXES

The income tax benefit for the six months ended June 30, 2001 was $186,085 and was a result of our net operating loss. The benefit was based on an effective tax rate of 34% at June 30, 2001.

The income tax benefit for the three months ended June 30, 2001 was $86,438 and again was a result of our net operating loss. The benefit was based on an effective tax rate of 34% at June 30, 2001.

NET INCOME (LOSS)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2001 of $331,087. The net loss before taxes was $517,172 and was offset by an income tax benefit of $186,085.

The combination of the above factors resulted in a net loss for the three months ended June 30, 2001 of $164,331. The net loss before taxes was $250,769 and was offset by an income tax benefit of $86,438.

ASSETS AND LIABILITIES

The growth in assets and liabilities was significant in most areas since the Bank opened for business on November 15, 2000. During the first six months of 2001, total assets increased $12,933,241 or 161.09%, when compared to December 31, 2000. The primary source of growth in assets was gross loans which increased $7,300,653 during the first six month of 2001. Total deposits increased $13,179,349 or 679.58% from the December 31, 2000 amount of $1,939,343. Within the deposit area, other time deposits increased $4,316,022 or 1,969.82% from December 31, 2000 to June 30, 2001. Time deposits $100,000 and over increased $4,240,191 or 2,539.54% during the first six months of 2001. Noninterest-bearing deposits and savings deposits increased $3,346,170 and 914,498, respectively, from December 31, 2000 to June 30, 2001.

                              SUN BANCSHARES, INC.

SECURITIES AVAILABLE-FOR-SALE

Investment securities totaled $1,785,829 at June 30, 2001. All of our marketable investment securities were designated as available-for-sale at June 30, 2001.

NONMARKETABLE EQUITY SECURITIES

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At June 30, 2001 and December 31, 2000 our investment in this stock totaled $195,000.

LOANS

We experienced significant growth during the first six months of 2001, since the Bank had only been open for business 1.5 months at December 31, 2000. Net loans increased $7,230,653, or 812.30%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-mortgage which increased $4,002,416, or 1,897.69%, from December 31, 2000. Also, commercial and industrial loans increased $2,402,588, or 603.92%. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                         June 30,              December 31,
                                           2001                    2000
                                        ----------             ------------
Real estate - mortgage                  $4,213,326               $210,910
Commercial and industrial                2,800,421                397,833
Consumer and other                       1,192,053                296,404
                                        ----------               --------
                                        $8,205,800               $905,147
                                        ==========               ========

RISK ELEMENTS IN THE LOAN PORTFOLIO

There were no risk elements identified in our loan portfolio as of June 30, 2001.

Activity in the Allowance for Loan Losses is as follows:


                                                                June 30,
                                                                  2001
                                                               ----------
Balance, January 1,                                            $   15,000
Provision for loan losses for the period                           70,000
Net loans (charged-off) recovered for the period                       --
                                                               ----------
Balance, end of period                                         $   85,000
                                                               ==========

Gross loans outstanding, end of period                         $8,205,800

Allowance for loan losses to loans outstanding                       1.04%

                              SUN BANCSHARES, INC.

DEPOSITS

At June 30, 2001, total deposits increased by $13,179,349, or 679.58%, from December 31, 2000. The largest increase was in other time deposits which increased $4,316,022 or 1,969.82%, from December 31, 2000 to June 30, 2001. Time deposits $100,000 and over increased $4,240,191, or 2,539.54% and non-interest bearing demand deposits increased $3,346,170 or 1,614.74%. Expressed as a percentage, total interest bearing deposits increased 567.70%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 were as follows:

                                                   June 30,                December 31,
                                                     2001                      2000
                                                  -----------              ------------
Noninterest-bearing demand deposits               $ 3,553,396               $  207,226
Interest-bearing demand deposits                      533,308                  170,840
Savings deposits                                    2,089,701                1,175,203
Time deposits $100,000 and over                     4,407,158                  166,967
Other time deposits                                 4,535,129                  219,107
                                                  -----------               ----------

                                                  $15,118,692               $1,939,343
                                                  ===========               ==========

LIQUIDITY

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 54.28% at June 30, 2001 and 46.67% at December 31, 2000.

Securities available-for-sale, which totaled $1,785,829 at June 30, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2001, unused lines of credit totaled $1,500,000.

CAPITAL RESOURCES

Total shareholders' equity decreased from $6,059,599 at December 31, 2000 to $5,734,329 at June 30, 2001. The decrease is primarily due to the net loss for the period of $331,087.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2001.

                              SUN BANCSHARES, INC.

CAPITAL RESOURCES -- continued

The following table summarizes the Company's risk-based capital at June 30, 2001:

Shareholders' equity                                        $ 5,728,512
 Less: intangibles                                                   --
                                                            -----------
 Tier 1 capital                                               5,728,512

 Plus: allowance for loan losses (1)                             85,000
                                                            -----------
     Total capital                                          $ 5,813,512
                                                            ===========

 Risk-weighted assets                                       $10,611,048
                                                            ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                       53.99%
   Total capital (to risk-weighted assets)                        54.79%
   Tier 1 (to total average assets)                               46.08%

 (1) limited to 1.25% of risk-weighted assets


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2001, the Company held the Annual Meeting of Shareholders for the purpose of electing five Class I directors to serve for three-year terms.

The five nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 715,000 outstanding shareholders of the Company, shareholders voted for the election of each director as follows: Thomas Bouchette, Edsel J. (Coupe) DeVille, John S. Divine, III, Dalton B. Floyd, Jr. and Jeanne Louise Fourrier - Eggart all received 622,479 votes for his/her election, 500 votes were withheld on each director and there were no abstentions and no votes against any director.

NOTE 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         The following documents are filed as part of this report: Not applicable.


Reports on Form 8-K

         (b)      Reports on Form 8-K - None

                              SUN BANCSHARES, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      By:   /s/ THOMAS BOUCHETTE
                                            -----------------------------------
                                            Thomas Bouchette
                                            President & Chief Executive Officer



Date: August 2, 2001                  By:   /s/ RANDY L. CARMON
                                            ------------------------------------
                                            Randy L. Carmon
                                            Chief Financial Officer