Form 10QSB
period 2001-09-30
SUN BANCSHARES INC
filed 2001-11-08
CIK 1105880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

  [X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 (843) 357-7007
              (Registrant's telephone number, including area code)
              ---------------------------------------------------

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

     715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON OCTOBER 25, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                              SUN BANCSHARES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                      INDEX


PART I. FINANCIAL RESULTS                                                                                          Page No.


Item 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000 ....................         3

         Condensed Consolidated Statements of Income -- Nine months ended September 30, 2001 and 2000 and three
          months ended September 30, 2001 and 2000 ............................................................         4

         Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income --
           Nine months ended September 30, 2001 and 2000 ......................................................         5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000 .....         6

         Notes to Condensed Consolidated Financial Statements .................................................         7

Item 2. Management's Discussion and Analysis or Plan of Operation .............................................        8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ......................................................................        13

         (a) Exhibits .........................................................................................        13

         (b) Reports on Form 8-K ..............................................................................        13

                              SUN BANCSHARES, INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           September 30,        December 31,
                                                                               2001                 2000
                                                                           ------------         -----------
                                                                           (Unaudited)
 ASSETS:
Cash and cash equivalents:
   Cash and due from banks                                                 $  1,009,056         $   163,515
   Federal funds sold                                                         5,794,000           6,010,000
                                                                           ------------         -----------
     Total cash and cash equivalents                                          6,803,056           6,173,515
                                                                           ------------         -----------

Investment securities:
   Securities available-for-sale                                              3,147,005                  --
   Nonmarketable equity securities                                              195,000             195,000
                                                                           ------------         -----------
     Total investment securities                                              3,342,005             195,000

 Loans receivable:                                                           11,933,533             905,147
   Less allowance for loan losses                                              (120,000)            (15,000)
                                                                           ------------         -----------
     Loans, net                                                              11,813,533             890,147

 Premises, furniture & equipment, net                                         1,661,773             573,799
 Accrued interest receivable                                                     93,385               4,115
 Other assets                                                                   510,330             191,800
                                                                           ------------         -----------
     Total assets                                                          $ 24,224,082         $ 8,028,376
                                                                           ============         ===========

 LIABILITIES:
  Deposits:
     Noninterest-bearing transaction accounts                              $  3,490,030         $   207,226
     Interest-bearing transaction accounts                                      861,238             170,840
     Savings                                                                  4,057,091           1,175,203
     Time deposits $100, 000 and over                                         4,972,842             166,967
     Other time deposits                                                      5,053,726             219,107
                                                                           ------------         -----------
       Total deposits                                                        18,434,927           1,939,343
                                                                           ------------         -----------

 Accrued interest payable                                                       125,698               2,127
 Other liabilities                                                               73,811              27,307
                                                                           ------------         -----------
       Total liabilities                                                     18,634,436           1,968,777
                                                                           ------------         -----------

 SHAREHOLDERS' EQUITY:
 Preferred stock, par value not stated: 2,000,000 shares authorized                  --                  --
  and unissued
 Common stock, par value not stated; 10,000,000 shares authorized,            6,779,216           6,779,216
  715,000 shares issued and outstanding
 Retained earnings (deficit)                                                 (1,220,230)           (719,617)
 Accumulated other comprehensive income                                          30,660                  --
                                                                           ------------         -----------
     Total shareholders' equity                                               5,589,646           6,059,599
                                                                           ------------         -----------

     Total liabilities and shareholders' equity                            $ 24,224,082         $ 8,028,376
                                                                           ============         ===========

                             SUN BANCSHARES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    Nine Months Ended September 30,       Three Months Ended September 30,
                                                    -------------------------------       --------------------------------
 INTEREST INCOME                                        2001             2000                   2001            2000
                                                     -----------      ---------               ---------      ---------
   Loans, including fees                             $   452,813             --               $ 230,560             --
   Investment securities, taxable                         78,262             --                  34,225             --
   Nonmarketable equity securities                         5,850             --                   5,850             --
   Federal funds sold                                    179,728             --                  58,116             --
   Other                                                      --             22                      --             --
                                                     -----------      ---------               ---------      ---------
      Total                                              716,653             --                 328,751             --
                                                     -----------      ---------               ---------      ---------
INTEREST EXPENSE
   Time deposits $100,000 and over                       102,306             --                  68,730             --
   Other deposits                                        150,764             --                  85,301             --
   Other                                                      --         40,696                      --         27,864
                                                     -----------      ---------               ---------      ---------
     Total                                               253,070         40,696                 154,031         27,864
                                                     -----------      ---------               ---------      ---------

NET INTEREST INCOME (LOSS)                               463,583        (40,696)                174,720        (27,864)
                                                     -----------      ---------               ---------      ---------
Provision for loan losses                                105,000             --                  35,000             --
                                                     -----------      ---------               ---------      ---------
NET INTEREST INCOME (LOSS) AFTER PROVISION FOR
  LOAN LOSSES                                            358,583        (40,696)                139,720        (27,864)
                                                     -----------      ---------               ---------      ---------


OTHER INCOME
    Service charges on deposit accounts                   18,393             --                   9,166             --
    Residential mortgage origination fees                 14,058             --                  10,234             --
    Other service charges, commissions, and fees          10,305             --                   6,039             --
                                                     -----------      ---------               ---------      ---------
      Total                                               42,756             --                  25,439             --
                                                     -----------      ---------               ---------      ---------

OTHER OPERATING EXPENSES
  Salaries and employee benefits                         529,824        178,647                 209,921         71,888
  Occupancy expense                                      196,393             --                  62,160             --
  Furniture and fixture expense                           59,273             --                  21,579             --
  Other operating expenses                               415,309        191,511                 153,787         77,052
                                                     -----------      ---------               ---------      ---------
      Total                                            1,200,799        370,158                 447,447        148,940
                                                     -----------      ---------               ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                       (799,460)      (410,854)               (282,288)      (176,804)

Income tax expense (benefit)                            (298,847)            --                (112,762)            --
                                                     -----------      ---------               ---------      ---------

NET INCOME (LOSS)                                    $  (500,613)     $(410,854)              $(169,526)     $(176,804)
                                                     ===========      =========               =========      =========

EARNINGS PER SHARE

  Basic earnings (losses) per share                  $     (0.70)     $   (0.57)              $   (0.24)     $   (0.25)

  Diluted earnings (losses) per share                $     (0.70)     $   (0.57)              $   (0.24)     $   (0.25)


                              SUN BANCSHARES, INC.


   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                               Common Stock                                     Accumulated Other
                                      ------------------------------         Retained Earnings    Comprehensive
                                       Shares               Amount               (Deficit)            Income            Total
                                      -------            -----------         -----------------  ------------------    ---------
 BALANCE,
 DECEMBER 31, 2000                     715,000           $ 6,779,216           $  (719,617)          $    --          $6,059,599



 Net income (loss) for                                                            (500,613)                             (500,613)
  the period

 Other comprehensive
  income, net of tax $18,007                                                                          30,660              30,660
                                                                                                     -------          ----------


 Comprehensive income                                                                                                   (469,953)
                                      --------           -----------           -----------           -------          ----------

BALANCE,
SEPTEMBER 30, 2001                     715,000           $ 6,779,216           $(1,220,230)          $30,660          $5,589,646
                                      ========           ===========           ===========           =======          ==========

                             SUN BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                  --------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                2001                  2000
                                                                                  ------------           ---------
  Net income (loss)
  Adjustments to reconcile net income (loss) to net cash (used) provided          $   (500,613)          $(410,832)
   by operating activities:
    Depreciation and amortization                                                       77,624                  --
    Provision for loan loss                                                            105,000                  --
    Accretion and premium amortization                                                  (1,725)                 --
    Deferred income tax benefit                                                       (298,848)                 --
    Increase in interest receivable                                                    (89,270)                 --
    Increase in other assets                                                           (19,682)                 --
    Increase in interest payable                                                       123,570                  --
    Increase in other liabilities                                                       28,498              20,859
                                                                                  ------------           ---------
      Net cash used by operating activities                                           (575,446)           (389,973)
                                                                                  ------------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                                        (4,092,753)                 --
  Maturities of securities available-for-sale                                          996,140                  --
  Net increase in loans to customers                                               (11,028,386)                 --
  Purchases of premises and equipment                                               (1,165,598)           (286,657)
  Increase in other investing activities                                                    --             (49,166)
                                                                                  ------------           ---------
    Net cash used by investing activities                                          (15,290,597)           (335,823)
                                                                                  ------------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction accounts             6,855,090                  --
    and savings accounts
  Net increase in certificates of deposit and other time deposits                    9,640,494                  --
  Proceeds from borrowings                                                                  --             810,000
  Stock offerings costs                                                                     --             (58,833)
                                                                                  ------------           ---------
   Net cash provided by financing activities                                        16,495,584             751,167
                                                                                  ------------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                              629,541              25,371

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                        6,173,515              10,750
                                                                                  ------------           ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                                           $  6,803,056           $  36,121
                                                                                  ============           =========

 Cash paid during the period for:
  Income taxes                                                                    $         --           $      --
  Interest                                                                        $    129,499           $  40,696


                             SUN BANCSHARES, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10K. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2000 Form 10K.

NOTE 2 - EARNINGS PER SHARE

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Net income (loss) per share - diluted is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first nine months of 2001; therefore basic earnings per share and diluted earnings per share were the same.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income includes net income (loss) and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine and three months period ended September 30, 2001:


                                                                      Pre-tax           (Expense)          Net-of-tax
                                                                       Amount            Benefit             Amount
                                                                      --------          --------           ----------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period          $ 48,667           $(18,007)          $30,660
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                  --                 --                --
                                                                      --------           --------           -------
Net unrealized gains (losses) on securities
                                                                        48,667            (18,007)           30,660
                                                                      --------           --------           -------

Other comprehensive income                                            $ 48,667           $(18,007)          $30,660
                                                                      ========           ========           =======


                                                                      Pre-tax           (Expense)          Net-of-tax
                                                                       Amount            Benefit             Amount
                                                                      --------          --------           ----------
 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period          $ 39,433           $(14,590)          $24,843

 Plus: reclassification adjustment for gains (losses)
    realized in net income                                                  --                 --                --
Net unrealized gains (losses) on securities
                                                                      --------           --------           -------
                                                                        39,433            (14,590)           24,843
                                                                      --------           --------           -------

Other comprehensive income                                            $ 39,433           $(14,590)          $24,843
                                                                      ========           ========           =======

Accumulated other comprehensive income consists solely of the unrealized gain
(loss) on securities available-for-sale, net of the deferred tax effects.

                             SUN BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of our financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. It should be understood that this discussion is based on the Bank's opening for business on November 15, 2000. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 2001 was $463,583. Interest income for the period totaled $716,653. Of this total, interest income from loans, including fees was $452,813; interest income from federal fund sold was $179,728; and interest income from investment securities and nonmarketable securities totaled $78,262 and $5,850, respectively. The income was partially offset by interest expense of $253,070. Interest expense consisted primarily of interest on other deposits totaling $150,764 and interest expense from time deposits $100,000 and over totaling $102,306 for the nine months ended September 30, 2001. The net interest margin realized on earning assets was 4.58% for the nine months ended September 30, 2001 and the interest rate spread was 2.62% for the nine months ended September 30, 2001. The net interest loss totaled $40,674 for the nine months ended September 30, 2000. This consisted primarily of interest expense of $40,696 incurred on funds borrowed to organize and form the Bank.

Net interest income for the three months ended September 30, 2001 was $174,720. Interest income for the period totaled $328,751. Of this total, interest income from loans, including fees was $230,560; interest income from federal funds sold was $58,116; and interest income from investment securities and nonmarketable securities totaled $34,225 and $5,850, respectively. Interest income was partially offset by interest expense of $154,031. Interest expense consisted primarily of interest on other deposits totaling $85,301 and interest expense from time deposits $100,000 and over totaling $68,730 for the three months ended September 30, 2001. The net interest loss totaled $27,864 for the three months ended September 30, 2000. This consisted primarily of interest expense of $27,864 incurred on funds borrowed to organize and form the Bank.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine and three months ended September 30, 2001, the provision charged to expense was $105,000 and $35,000, respectively. This is a result of our efforts to adjust the allowance for loan losses to match the growth in the loan portfolio. There were no charges to the provision for loan losses for the nine and three months ended September 30, 2000 since the SunBank (the Bank) had not opened for business and no loans had been booked. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                              SUN BANCSHARES, INC.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2001 totaled $42,756. The primary source of this income was from service charges on deposit accounts which totaled $18,393 for the nine months ended September 30, 2001. In addition, residential mortgage origination fees, and other service charges, commissions, and fees totaled $14,058 and $10,305, respectively, for the nine months ended September 30, 2001. There were no sources of noninterest income during the nine months ended September 30, 2000.

Noninterest income for the three months ended September 30, 2001 was $25,439. The primary source of this income was from residential mortgage origination fees which totaled $10,234 for the three months ended September 30, 2001. In addition, service charges on deposits totaled $9,166 for the three months ended September 30, 2001. There were no sources of noninterest income for the three months ended September 30, 2000.

NONINTEREST EXPENSE

Total noninterest expense for the nine months ended September 30, 2001 was $1,200,799. The primary component of noninterest expense was salaries and employee benefits, which totaled $529,824 for the nine months ended September 30, 2001. Other operating expenses totaled $415,309; data processing fees comprised $92,604 or 22.23% of this total. Occupancy expense totaled $196,393, and furniture and equipment expense totaled $59,273 for the nine months ended September 30, 2001. Noninterest expense for the nine months ended September 30, 2000 totaled $370,158. Of this total, $178,647 was for salaries and employee benefits and $191,511 was for other operating expenses. All of these expenses related to organizing and forming the Bank.

Total noninterest expense for the three months ended September 30, 2001 was $447,447. The primary component of noninterest expense was salaries and employee benefits, which totaled $209,921 for the three months ended September 30, 2001. Other operating expenses totaled $153,787, occupancy expense totaled $62,160, and furniture and equipment expense totaled $21,579 for the three months ended September 30, 2001. Noninterest expenses for the three months ended September 30, 2000 totaled $148,940. Of this total, $71,888 was for salaries and benefits and $77,052 was for other operating expenses. All of these expenses related to organizing and forming the Bank.

INCOME TAXES

The income tax benefit for the nine months ended September 30, 2001 was $298,847 and was a result of our net operating loss. The benefit was based on an effective tax rate of 37% for the nine months ended September 30, 2001. There were no income taxes recorded during the nine months ended September 30, 2000, the organization period.

The income tax benefit for the three months ended September 30, 2001 was $112,762 and again was a result of our net operating loss. The benefit was based on an effective tax rate of 39% for the three months ended September 30, 2001.

NET INCOME (LOSS)

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2001 of $500,613. The net loss before taxes was $799,460 and was offset by an income tax benefit of $298,847. The net loss for the nine months ended September 30, 2000 was $410,832. This consisted of expenses associated with organizing and forming the Bank.

The combination of the above factors resulted in a net loss for the three months ended September 30, 2001 of $169,526. The net loss before taxes was $282,288 and was offset by an income tax benefit of $112,762. The net loss for the three months ended September 30, 2000 was $176,804. This consisted of expenses associated with organizing and forming the Bank.

                              SUN BANCSHARES, INC.

ASSETS AND LIABILITIES

The growth in assets and liabilities was significant in most areas since the Bank opened for business on November 15, 2000. During the first nine months of 2001, total assets increased $16,195,706 or 201.73%, when compared to December 31, 2000. The primary source of growth in assets was gross loans which increased $11,028,386 during the first nine months of 2001. Total deposits increased $16,495,584 or 850.58% from the December 31, 2000 amount of $1,939,343. Within the deposit area, other time deposits increased $4,834,619 or 2,206.51% from December 31, 2000 to September 30, 2001. Time deposits $100,000 and over increased $4,805,875 or 2,878.34% during the first nine months of 2001. Noninterest-bearing deposits and savings deposits increased $3,282,804 and $2,881,888 respectively, from December 31, 2000 to September 30, 2001.

SECURITIES AVAILABLE-FOR-SALE

Investment securities totaled $3,147,005 at September 30, 2001. All of our marketable investment securities were designated as available-for-sale at September 30, 2001.

NONMARKETABLE EQUITY SECURITIES

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At September 30, 2001 and December 31, 2000 our investment in this stock totaled $195,000.

LOANS

We experienced significant growth in loans during the first nine months of 2001, since the Bank had only been open for business 1.5 months at December 31, 2000. Net loans increased $10,923,386 or 1,227.14%, during the period. As shown below, the main component of growth in the loan portfolio was real estate-mortgage which increased $5,150,179, or 2,441.88%, from December 31, 2000. Also, commercial and industrial loans increased $4,056,353, or 1,019.61%. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:

                                   September 30,        December 31,
                                       2001                2000
                                   -------------        ------------
Real estate - construction          $   709,833          $     --
 Real estate - mortgage               5,361,089           210,910
 Commercial and industrial            4,454,186           397,833
 Consumer and other                   1,408,425           296,404
                                    -----------          --------
                                    $11,933,533          $905,147
                                    ===========          ========

                             SUN BANCSHARES, INC.

RISK ELEMENTS IN THE LOAN PORTFOLIO

There were no risk elements identified in our loan portfolio as of September 30, 2001.

Activity in the Allowance for Loan Losses is as follows:


                                                                               September 30,
                                                                                   2001
                                                                               -------------
 Balance, January 1,                                                            $    15,000
 Provision for loan losses for the period                                           105,000
 Net loans (charged-off) recovered for the period                                        --
                                                                                -----------
 Balance, end of period                                                         $   120,000
                                                                                ===========

 Gross loans outstanding, end of period                                         $11,933,533

 Allowance for loan losses to loans outstanding                                        1.01%


DEPOSITS

At September 30, 2001, total deposits increased by $16,495,584, or 850.58%, from December 31, 2000. The largest increase was in other time deposits which increased $4,834,619 or 2,206.51%, from December 31, 2000 to September 30, 2001.
Time deposits $100,000 and over increased $4,805,875, or 2,878.34% and non-interest bearing demand deposits increased $3,282,804 or 1,584.17%. Expressed as a percentage, total interest bearing deposits increased 762.81%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 were as follows:

                                             September 30,         December 31,
                                                 2001                  2000
                                             -------------         ------------
 Noninterest-bearing demand deposits          $ 3,490,030          $  207,226
 Interest-bearing demand deposits                 861,238             170,840
 Savings deposits                               4,057,091           1,175,203
 Time deposits $100,000 and over                4,972,842             166,967
 Other time deposits                            5,053,726             219,107
                                              -----------          ----------

                                              $18,434,927          $1,939,343
                                              ===========          ==========


LIQUIDITY

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 64.73% at September 30, 2001 and 46.67% at December 31, 2000.

                              SUN BANCSHARES, INC.

LIQUIDITY -- continued

Securities available-for-sale, which totaled $3,147,005 at September 30, 2001, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2001, unused lines of credit totaled $1,500,000.

CAPITAL RESOURCES

Total shareholders' equity decreased from $6,059,599 at December 31, 2000 to $5,589,646 at September 30, 2001. The decrease is primarily due to the net loss for the period of $500,613.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total average assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2001.

The following table summarizes the Company's risk-based capital at September 30, 2001:

Shareholders' equity                                            $ 5,558,986
 Less: intangibles                                                       --
                                                                -----------
 Tier 1 capital                                                   5,558,986

 Plus: allowance for loan losses (1)                                120,000
                                                                -----------
     Total capital                                              $ 5,678,986
                                                                ===========

 Risk-weighted assets                                           $14,116,224
                                                                ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                           39.38%
   Total capital (to risk-weighted assets)                            40.23%
   Tier 1 (to total average assets)                                   37.93%


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



                                     By: /s/ THOMAS BOUCHETTE
                                         --------------------------------------
                                         Thomas Bouchette
                                         President & Chief Executive Officer



Date: November 6, 2001               By: /s/ RANDY L. CARMON
                                         --------------------------------------
                                         Randy L. Carmon
                                         Chief Financial Officer