Form 10KSB
period 2001-12-31
SUN BANCSHARES INC
filed 2002-03-29
CIK 1105880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  fiscal  year  ended  DECEMBER  31,  2001
                          -------------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For  the  transition  period  from  ______________to  _______________

          Commission  file  number  333-30182

                            SUN  BANCSHARES,  INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

       SOUTH  CAROLINA                                 58-2466380
------------------------------------        ------------------------------------
  (State  or other jurisdiction of                  (I.R.S. Employer
  incorporation  or  organization)                 Identification No.)

4367 RIVERWOOD DRIVE, MURRELLS INLET, S. CAROLINA            29576
-------------------------------------------------         -----------
   (Address  of  Principal  Executive  Offices)           (Zip  Code)

Securities registered pursuant to Section 12(b) of the Act:    NONE.

Securities registered pursuant to Section 12(g) of the Act:    NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X      No
                                                                ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:     $1,148,677

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: AS OF MARCH 13, 2002, 261,150 SHARES OF THE COMPANY'S COMMON STOCK WERE HELD BY NON-AFFILIATES. THE AGGREGATE MARKET VALUE OF THESE SHARES WAS $1,906,395 AS OF MARCH 13, 2002, BASED ON THE LAST
PRICE  OF  $7.30  PER  SHARE  AS  REPORTED  ON  THE  OTC  BULLETIN  BOARD.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 715,000 AS OF MARCH 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II.

     Transitional Small Business Disclosure format (check one):  Yes      No  X
                                                                     ---     ---

                                TABLE OF CONTENTS

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . .   3
  ITEM 2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . .  15
  ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .  15
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .  16

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
  ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . .  16
  ITEM 7.     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .  16
  ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . .  17

PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

  ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT . . . . . . .  17
  ITEM 10.    EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .  19
  ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  21
  ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .  23
  ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB. . . . . . . . . . .  24

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

PHILOSOPHY

     Our motto is "Your community Your bank." Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout our market area. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

MARKET  AREA  AND  COMPETITION

     The Bank's primary service area includes southern Horry County and most of Georgetown County. This area, commonly referred to as the "South Strand" or "Waccamaw Neck," encompasses the coastal communities south of Myrtle Beach, including Socastee, Surfside Beach, Garden City Beach, Murrells Inlet, Litchfield Beach, Pawleys Island, DeBordieu and Georgetown.

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Georgetown/Horry County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC as of June 30, 2001, the Georgetown/Horry

County area was served by 22 banking and savings institutions with 120 offices in Georgetown and Horry Counties. These competitors offer the same or similar products and services as the Bank. Currently, the three largest institutions in terms of market share in Georgetown and Horry Counties are Carolina First Bank, Coastal Federal Savings Bank and Conway National Bank.

LENDING  SERVICES

     LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small- and medium-sized businesses and professional concerns. As of December 31, 2001, the Bank's loan portfolio was comprised of:

     LOAN  CLASSIFICATION               PERCENTAGE
     --------------------               ----------

     Commercial  loans                         65%
     Real  estate  loans                       19%
     Consumer  loans                           16%

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless the terms of the loan are no more favorable than would be available to any other applicant. Additionally, the board of directors must approve any loan to a director or executive officer that is in an amount greater than the lesser of $25,000 or 5% of the Bank's capital.

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

     INVESTMENTS. In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitablity and to verify compliance with the Bank's investment policies.

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

                                    EMPLOYEES

     At December 31, 2001 the Bank employed 18 full-time employees, and the Company had no employees who were not also employees of the Bank. The Company considers the Bank's relationship with its employees to be excellent.

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

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

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

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 31.58% and our ratio of Tier 1 Capital to risk-weighted assets was 30.65%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 22.29%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

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

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action."

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM  LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

                        SELECTED STATISTICAL INFORMATION

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 16, and is incorporated herein by reference.


ITEM  2.     DESCRIPTION  OF  PROPERTIES

     MAIN OFFICE. The Bank's main office will be located at 4210 Highway 17 Bypass in Murrells Inlet, South Carolina in Georgetown County. The Company is leasing approximately 1.9 acres of land at this site at a monthly lease rate of $7,755. The land lease began on May 1, 2000 is for an initial term of 25 years with renewal options for a total of 15 additional years. All necessary permits are in place for us to began construction of our permanent main office facility at this site in April 2002. Completion of the main office facility is anticipated in the fourth quarter of 2002. Our permanent main office will be a two-story, traditional style building, consisting of approximately 10,000 square feet, four drive-up lanes and one ATM. We anticipate that this space will be sufficient to support our initial operations and some expansion of our operations.

     We began our banking business in November 2000 in a temporary main office facility. We purchased a temporary modular facility to be used as our main office until our permanent main office is completed. The purchase price of the modular facility was approximately $90,000, and it is located one-tenth of a mile from the site for the permanent main office.

     BRANCH OFFICE. In July 2001, we opened a branch office located at 1134 North Fraser Street in Georgetown, South Carolina. We are leasing approximately
1.1 acres of land at this site at a current yearly rental rate of $55,000. The yearly rental rate is subject to adjustment beginning in 2003 and every three years thereafter based on changes in the consumer price index. The land lease began on May 1, 2000 and is for an initial term of 30 years with renewal options for a total of 20 additional years. The branch office is a one story, traditional style building, consisting of approximately 4,400 square feet, three drive-up windows and one ATM.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
             RELATED  STOCKHOLDER  MATTERS

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "SNBA." The common stock was first listed on the OTC Bulletin Board on November 1, 2000. The following table sets forth the high and low bid prices for the Company's common stock for each quarter within the last two fiscal years during which the stock was traded. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

                        High             Low
                     Bid Prices       Bid Prices
                     ----------       ----------
     2000
     ----

Fourth Quarter            11.00            10.00

     2001
     ----

First Quarter              9.00             9.00
Second Quarter             8.00             6.60
Third Quarter              8.00             7.00
Fourth Quarter             8.00             7.00

     As of December 31, 2001, the Company had 460 shareholders of record who owned an aggregate of 715,000 shares. The Company has not paid or declared any cash dividends on its common stock during the last two fiscal years.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 4 through 16, and is incorporated herein by reference.


ITEM  7.     FINANCIAL  STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 17 through 36, and are incorporated herein by reference.

     Report of Independent Certified Public Accountants

     Financial  Statements

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Income for the years ended December 31, 2001 and 2000

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2001, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                                 DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                        SINCE     AND BUSINESS EXPERIENCE
-------------------------------  --------  -------------------------------------------------------------
CLASS II DIRECTORS:
(Term Expiring 2005*)

David E. Grabeman (48)               1999  Dentist and sole owner, David E. Grabeman, DDS

Richard Edwin Heath (54)             1999  Certified Public Accountant and Certified Valuation Analyst
                                           and sole owner, Richard E. Heath, CPA

Paul John Hletko (55)                1999  Pediatrician and sole owner, Georgetown Pediatric Center,
                                           PA

Judy B. Long (50)                    1999  Sole or part owner of several retail, restaurant and printing businesses, including Four Seasons Screen Printing, Sports
                                           Spectacular, Inc., Super Sports Spectacular, Carol, Inc, and
                                           Fins, Inc.

Thomas O. Morris, Jr. (52)           1999  Pharmacist, owner of Hemingway Pharmacy, Inc.; owner of
                                           Home Medical Care, which provides durable home medical
                                           equipment

CLASS I DIRECTORS:
(Term Expiring 2004)

Thomas Bouchette (43)                1999  President of the Company and President and Chief
                                           Executive Officer of the Bank

Edsel J. ("Coupe") DeVille (63)      1999  Director of Community Development, Commercial Landtec,
                                           Corp., a commercial real estate firm

John S. Divine, III (64)             1999  Co-owner, Divine Holdings, LLC, which invests in rental properties, secured mortgages and stocks and co-owner,
                                           Divine Restaurants, Inc., which owns and operates 15
                                           Restaurants

Dalton B. Floyd, Jr. (63)            1999  Attorney and sole owner, The Floyd Law Firm PC;
                                           Chairman of the Board and Chief Executive Officer of the
                                           Company

Jeanne Louise Fourrier-Eggart        1999  Periodontist and sole owner, Jeanne L. Fourrier, DDS,
(48)                                       MHS, PA


                                 DIRECTOR                    POSITION WITH THE COMPANY
NAME (AGE)                        SINCE                       AND BUSINESS EXPERIENCE
-------------------------------  --------  -------------------------------------------------------------
CLASS III DIRECTORS:
(Term Expiring 2003)

Georgie B. Martin (59)               2000  Sole owner, Garden City Pavilion; President and sole owner,
                                           Independent Coin, Inc.; President and co-owner, Martin
                                           Coin Machine, Inc.

Joel A. Pellicci (58)                1999  President and sole owner, Jo-Lin Enterprises, a McDonald's franchisee

Donald E. Perry (61)                 1999  President and co-owner, Lakewood Camping Resort, which provides campground facilities

Chandler C. Prosser (34)             1999  President and sole owner of various real estate development and management companies including Prosser Realty
                                           Company, Inc.; co-owner, Grove Development, LLC; and
                                           Managing Partner, Wachesaw Golf, LLC

Larry N. Prosser (55)                1999  President and sole owner, Glenn's Bay, Inc., a real estate development company; owner of various other real estate
                                           development and construction companies

---------------------------
*  Each Class II director is standing for re-election at the 2002 annual meeting of shareholders and, if elected,  will  serve  a  three-year  term  expiring  in  2005.

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.


ITEM  10.     EXECUTIVE  COMPENSATION

COMPENSATION  OF  EXECUTIVE  OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2001, 2000 and 1999 (since the Company's inception in August 1999) to its chief executive officer and president. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2001, 2000 and 1999.

                                  Annual  Compensation               Long-Term  Compensation
                         -------------------------------------  ---------------------------------
                                                     Other
                                                    Annual          Number of         All Other
                               Salary    Bonus   Compensation       Securities      Compensation
Name and Position        Year    ($)      ($)         ($)       Underlying Options       ($)
-------------------------------------------------------------------------------------------------
Dalton B. Floyd, Jr.,    2001        0        0              0                   0              0
Chief Executive Officer  2000        0        0              0                   0              0
                         1999        0        0              0                   0              0

Thomas Bouchette,        2001   96,000        0              0                   0            368
 President               2000   85,500   10,000              0              35,750            320
___________________      1999   49,000        0              0                   0            160

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.
(2) Includes premiums paid on a life insurance policy for the benefit of Mr. Bouchette.

     EMPLOYMENT AGREEMENT. Effective January 1, 2000, we entered into an employment agreement with Thomas Bouchette, regarding his service as president of the Company and president and chief executive officer of the Bank. Under the terms of the agreement, Mr. Bouchette received a base salary of $7,000 per month from June 1999 until the opening of the Bank in November 2000, at which time his salary was increased to $8,000 per month. Pursuant to the agreement, Mr. Bouchette also received a cash bonus of $10,000 upon the opening of the Bank, and upon the close of the Company's initial stock offering Mr. Bouchette receive an incentive stock option to purchase 35,750 shares of the Company's common stock at an exercise price of $10.00 per share. The option vests in one-fifth annual increments and has a maximum term of ten years.

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

OPTION  GRANTS  IN  FISCAL  YEAR  2001

     The Company did not grant any stock options or stock appreciation rights to any of the named executive officers during 2001.

OPTIONS  EXERCISED  IN  FISCAL  YEAR  2001

     No options were exercised by our named executive officers in fiscal year 2001 and no options held by our named executive officers were in the money as of December 31, 2001.

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


ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 11, 2002 by (a) each director of the Company, (b) all executive officers and directors, as a group and (c) all holders of more than 5% of the Company's outstanding common stock, known to the Company. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the persons listed below, we are unaware of any other holders of more than 5% of the Company's outstanding common stock. Additionally, the address of each director is 4367 Riverwood Drive, P.O. Box 1359, Murrells Inlet, South Carolina 29576.

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

                                      NUMBER OF
                                        SHARES       TOTAL
                             NUMBER   SUBJECT TO     SHARES
NAME OF BENEFICIAL             OF     OPTIONS OR  BENEFICIALLY  PERCENT          NATURE OF BENEFICIAL
OWNER                        SHARES   WARRANTS(1)    OWNED      OF CLASS              OWNERSHIP
-----------------------------------------------------------------------------------------------------------
DIRECTORS:

Thomas Bouchette*             14,325      17,883        32,208       4.4

Edsel J. ("Coupe") DeVille    18,325       5,167        23,492       3.3

John S. Divine, III           30,325       7,500        37,825       5.2

Dalton F. Floyd, Jr.*         33,025       8,333        41,358       5.7  Includes (a) 1,500 shares held by
                                                                          Dalton Floyd Ltd., (b) 11,000
                                                                          shares held jointly with Mr.
                                                                          Floyd's spouse, (c) 100 shares
                                                                          held by Bradley Floyd, and (d)
                                                                          100 shares held by Blake Floyd,
                                                                          as to which beneficial ownership
                                                                          is shared.

Jeanne Louise Fourrier-       32,030       5,833        37,863       5.3  Includes (a) 7,500 shared held
Eggart                                                                    by Ms. Fourrier-Eggart's spouse
                                                                          and (b) 1,710 shares held as
                                                                          custodian for Ms. Fourrier-
                                                                          Eggart's children as to which
                                                                          beneficial ownership is shared.

David E. Grabeman             25,325       5,833        31,158       4.3  Includes 2,500 shares held in the
                                                                          David Grabeman Pension as to
                                                                          which beneficial ownership is
                                                                          shared.

Richard Edwin Heath           12,832       3,333        16,165       2.3

Paul John Hletko              30,325       7,500        37,825       5.2  Includes (a) 20,000 shares held
                                                                          by the Hletko Family Trust and
                                                                          (b) 7,500 shares held in the
                                                                          Hletko Profit Sharing Plan as to
                                                                          which beneficial ownership is
                                                                          shared.

Judy B. Long                  18,025       5,033        23,058       3.2  Includes 15,200 shares held
                                                                          jointly with Ms. Long's spouse
                                                                          as to which beneficial ownership
                                                                          is shared.

Georgie B. Martin             31,903       4,167        36,070       5.0  Includes 200 shares held as
                                                                          custodian for Noah P. Carter as
                                                                          to which beneficial ownership is
                                                                          shared.

Thomas O. Morris, Jr.         27,825       8,333        36,158       5.0


                                      NUMBER OF
                                        SHARES       TOTAL
                             NUMBER   SUBJECT TO     SHARES
NAME OF BENEFICIAL             OF     OPTIONS OR  BENEFICIALLY  PERCENT          NATURE OF BENEFICIAL
OWNER                        SHARES   WARRANTS1      OWNED      OF CLASS              OWNERSHIP
------------------------------------------------------------------------------------------------------------

Joel A. Pellicci              22,825       5,000        27,825       3.9

Donald E. Perry               22,825       5,833        28,658       4.0

Chandler C. Prosser           32,825      10,000        42,825       5.9

Larry N. Prosser              32,825      10,000        42,825       5.9

                             -------  ----------  ------------  --------

ALL DIRECTORS AND
EXECUTIVE OFFICERS AS A
GROUP (15 PERSONS)           385,565      95,450       495,315      60.1

5% BENEFICIAL OWNERS:

Dr. Edward C. Floyd           68,285           0        68,285       9.6

--------------------

1     Represents  shares  subject  to  options  or  warrants  exercisable within 60 days of the record date.
*     Mr.  Bouchette  is  the  president  of the Company and Mr. Floyd is the chief executive officer of the
      Company.

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

     In addition to transactions in the ordinary course of our business, we have entered into the following business transactions with the directors indicated:

     LEASE OF MAIN OFFICE SITE. In May 2000, we entered into a lease agreement with Riverwood Enterprises, LLC, a South Carolina limited liability company, for the lease of the site for our permanent main office building. Mr. Dalton B. Floyd, Jr., the chairman of our board of directors and chief executive officer of Sun Bancshares, owns a 50% interest in Riverwood Enterprises. The amount of the annual rent for the first year of the lease was $90,000, with annual adjustments based on the consumer price index thereafter. The initial term of the lease will be 25 years with renewal options for a total of 15 additional years. The lease calls for us to pay taxes, insurance and repairs on the leased property. Based on our review of two independent appraisals, we believe the terms of the lease are no less favorable than those that could be obtained from an unrelated third party.

     LEASE OF SITE FOR TEMPORARY MAIN OFFICE. Currently and through the construction of our main office, we will operate out of a temporary modular facility, which is located on a temporary site approximately one-tenth of a mile from our permanent main office site. We are leasing this temporary site from Wachesaw Development, LLC. Mr. Larry N. Prosser, one of our directors, is the sole owner of Wachesaw Development, LLC. The lease began in May 2000 on a month-to-month basis. On July 9, 2001, we entered into a lease agreement with Wachesaw Development, LLC for the temporary site. The initial term of the Lease Agreement will end on December 31, 2002. The Lease Agreement provides that we may terminate the agreement prior to December 31, 2002 by giving 30 days' written notice and that we may extend the lease for two six-month periods. The monthly rental rate is currently $2,000. In the event we extend the lease, the montly rental rate may increase to $5,000 per month for the first six-month period and to $10,000 per month for the second six-month period if the leased property has been sold to a third party, subject to an assignment of the lease. In the third quarter of 2001, Wachesaw Development, LLC sold the property to an unrelated third party and assigned the lease to the purchaser.

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

(a)     Exhibits

Exhibit
Number    Exhibit
------    -------

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

4.1       Specimen  Stock  Certificate(2)

4.2 See Exhibits 3.1(a), 3.1(b) and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1 Letter of Intent for Lease dated October 20, 1999 (Murrells Inlet main office site)(1)

10.2 Option Agreement (For Lease) dated November 12, 1999 (Georgetown branch office site)(1)

10.3 * Employment Agreement dated March 30, 2000 (effective January 1, 2000), among SunBank N.A. (Proposed), Sun Bancshares, Inc. and Thomas Bouchette(2)

10.4      Form  of Sun Bancshares, Inc. Organizers' Warrant Agreement Banking(1)

10.5 *    Amended  and  Restated  Sun  Bancshares,  Inc.  2000  Stock  Incentive
          Plan(3)

10.6 *    Form  of  Sun  Bancshares,  Inc.  Incentive  Stock  Option  Award(3)

10.7 Promissory Note dated July 19, 2000 between Sun Bancshares, Inc. and The Bankers Bank (replacing Promissory Note dated January 26, 2000)(1)

10.8      Form  of  Commercial  Guaranty(1)

10.9 Lease Agreement by and between Riverwood Enterprises, LLC and Sun Bancshares, Inc. (Murrells Inlet main office site)(3)

10.10 Lease Agreement by and between Richmond Realty Company, LLC and C.C. Grimes, Jr. as Trustee and Sun Bancshares, Inc. (Georgetown branch office site) (3)

13.1 Sun Bancshares, Inc. 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.1      Subsidiaries  of  Sun  Bancshares,  Inc.

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

99.1      2002 Proxy  Statement sent to security holders of Sun Bancshares, Inc.
_________________________
*     Compensatory  plan  or  arrangement.

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

(b)  Reports  on  Form  8-K  filed  in  the  fourth  quarter  of 2002:  None.

SUPPLEMENTAL  INFORMATION  TO  BE  FURNISHED  WITH  REPORTS  FILED
PURSUANT  TO  SECTION  15(D)  OF  THE  EXCHANGE  ACT  BY  NON-REPORTING ISSUERS.

     The Company's 2001 Annual Report to security holders is included in this Annual Report on Form 10-KSB at exhibit 13.1, and the Company's Proxy Statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB at exhibit 99.1.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          SUN  BANCSHARES,  INC.




                                          By:     /s/  Thomas  Bouchette
                                                  ----------------------
                                                  Thomas  Bouchette
                                                  President

                                          Date:   March  18,  2002

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


         SIGNATURE                             TITLE                   DATE
----------------------------------  ----------------------------  --------------


 /s/ Thomas Bouchette               President and Director*       March 18, 2002
----------------------------------
Thomas Bouchette


 /s/ Randy L. Carmon                Chief Financial Officer**     March 18, 2002
----------------------------------
Randy L. Carmon


 /s/ Edsel J. Deville               Director                      March 11, 2002
----------------------------------
Edsel J. Deville


                                    Director                      March __, 2002
----------------------------------
John S. Divine, III


                                    Chairman and Chief Executive  March __, 2002
----------------------------------
Dalton B. Floyd, Jr.                Officer


 /s/ Jeanne Louise Fourrier-Eggart  Director                      March 11, 2002
----------------------------------
Jeanne Louise Fourrier-Eggart


                                    Director                      March __, 2002
----------------------------------
David E. Grabeman


 /s/ Richard Edwin Heath            Director                      March 11, 2002
----------------------------------
Richard Edwin Heath


 /s/ John Paul Hletko               Director                      March 11, 2002
----------------------------------
Paul John Hletko

 /s/ Judy Long                      Director                      March 11, 2002
----------------------------------
Judy Long


 /s/ Georgie B. Martin              Director                      March 11, 2002
----------------------------------
Georgie B. Martin


                                    Director                      March __, 2002
----------------------------------
Thomas Morris


 /s/ Joel A. Pellici                Director                      March 11, 2002
----------------------------------
Joel A. Pellicci


 /s/ Donald Perry                   Director                      March 11, 2002
----------------------------------
Donald Perry


                                    Director                      March __, 2002
----------------------------------
Chandler C. Prosser


                                    Director                      March __, 2002
----------------------------------
Larry N. Prosser

_____________________________

*   Principal  executive.
**  Principal  executive,  financial  and  accounting  officer.

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number    Exhibit
------    -------

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

4.1       Specimen  Stock  Certificate(2)

4.2 See Exhibits 3.1(a), 3.1(b) and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1 Letter of Intent for Lease dated October 20, 1999 (Murrells Inlet main office site)(1)

10.2 Option Agreement (For Lease) dated November 12, 1999 (Georgetown branch office site)(1)

10.3 * Employment Agreement dated March 30, 2000 (effective January 1, 2000), among SunBank N.A. (Proposed), Sun Bancshares, Inc. and Thomas Bouchette(2)

10.4      Form  of Sun Bancshares, Inc. Organizers' Warrant Agreement Banking(1)

10.5  *   Amended  and  Restated  Sun  Bancshares,  Inc.  2000  Stock  Incentive
          Plan(3)

10.6  *   Form  of  Sun  Bancshares,  Inc.  Incentive  Stock  Option  Award(3)

10.7 Promissory Note dated July 19, 2000 between Sun Bancshares, Inc. and The Bankers Bank (replacing Promissory Note dated January 26, 2000)(1)

10.8     Form  of  Commercial  Guaranty(1)

10.9 Lease Agreement by and between Riverwood Enterprises, LLC and Sun Bancshares, Inc. (Murrells Inlet main office site)(3)

10.10 Lease Agreement by and between Richmond Realty Company, LLC and C.C. Grimes, Jr. as Trustee and Sun Bancshares, Inc. (Georgetown branch office site) (3)

13.1 Sun Bancshares, Inc. 2001 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report.

22.2     Subsidiaries  of  Sun  Bancshares,  Inc.

24.1 Power of Attorney (appears on the signature pages to this Annual Report on 10-KSB)

99.1     2002  Proxy  Statement sent to security holders of Sun Bancshares, Inc.

-----------------------
*    Compensatory  plan  or  arrangement.

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

(b)  Reports on Form 8-K filed in the fourth quarter of 2002:  None.