Form 10QSB
period 2002-03-31
SUN BANCSHARES INC
filed 2002-05-15
CIK 1105880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK  ONE)                   FORM  10-QSB

       X         QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
      ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                          Commission File No. 333-30182


                              SUN BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


                United States                        58-2466380
        (State or other jurisdiction              (I.R.S. Employer
              of incorporation)                  Identification No.)

                              4367 RIVERWOOD DRIVE
                          MURRELLS INLET, SC 29576-1359
          (Address of principal executive offices, including zip code)

                                 (843) 357-7007
              (Registrant's telephone number, including area code)
                ________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES          NO  X
                                    ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON MAY 10, 2002

  Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]


                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                             SUN BANCSHARES, INC.

                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  (UNAUDITED)


                                                     INDEX


PART I. FINANCIAL RESULTS                                                                             Page No.
-------------------------
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001 . . . . . . . .         3

        Condensed Consolidated Statement of Income - Three months ended March 31, 2002 and 2001. . .         4

        Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income-
          Three months ended March 31, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . .         5

        Condensed Consolidated Statement of Cash Flows - Three months ended March 31, 2002 and 2001.         6

        Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .         7

Item 2. Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . .      8-12

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

        (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

        (b) Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

                                        SUN BANCSHARES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,     December 31,
                                                                               2002           2001
                                                                           ------------  --------------
ASSETS:                                                                     (Unaudited)
  Cash and cash equivalents:
   Cash and due from banks                                                 $ 1,196,661   $   1,025,008
   Federal funds sold                                                        2,173,000       1,304,000
                                                                           ------------  --------------
    Total cash and cash equivalents                                          3,369,661       2,329,008
                                                                           ------------  --------------

Investment securities:
   Securities available-for-sale                                             4,412,747       4,384,229
   Nonmarketable equity securities                                             195,000         195,000
                                                                           ------------  --------------
    Total investment securities                                              4,607,747       4,579,229
                                                                           ------------  --------------

Loans receivable:                                                           19,044,224      16,238,315
   Less allowance for loan losses                                             (212,787)       (164,787)
                                                                           ------------  --------------
    Loans, net                                                              18,831,437      16,073,528

Premises, furniture and equipment, net                                       1,672,713       1,661,354
Accrued interest receivable                                                    126,488         122,234
Other assets                                                                   646,798         583,689
                                                                           ------------  --------------
    Total assets                                                           $29,254,844   $  25,349,042
                                                                           ============  ==============

LIABILITIES:
  Deposits:
  Noninterest-bearing transaction accounts                                 $ 4,212,734   $   4,210,483
  Interest-bearing transaction accounts                                        944,537         878,031
  Savings                                                                    5,372,208       4,038,849
  Time deposits $100,000 and over                                            5,753,298       4,911,008
  Other time deposits                                                        7,413,570       5,161,743
                                                                           ------------  --------------
    Total deposits                                                          23,696,347      19,200,114
                                                                           ------------  --------------

Securities sold under agreement to repurchase                                        -         500,000
Accrued interest payable                                                       241,696         188,144
Other liabilities                                                               33,714          18,501
                                                                           ------------  --------------
    Total liabilities                                                       23,971,757      19,906,759
                                                                           ------------  --------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value not stated; 2,000,000 shares
  authorized and unissued                                                            -               -
Common stock, par value not stated; 10,000,000 shares authorized;
  715,000 issued and outstanding at March 31, 2002 and December 31, 2001     6,779,216       6,779,216
Retained earnings (deficit)                                                 (1,491,811)     (1,350,396)
Accumulated other comprehensive income                                          (4,318)         13,463
                                                                           ------------  --------------
    Total shareholders' equity                                               5,283,087       5,442,283
                                                                           ------------  --------------

    Total liabilities and shareholders' equity                             $29,254,844   $  25,349,042
                                                                           ============  ==============


            See notes to condensed consolidated financial statements.

                               SUN BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
INTEREST INCOME:
  Loans, including fees                              $ 338,800   $  63,600
  Investment securities:
    Taxable                                             46,768      15,893
    Nonmarketable equity securities                      5,850           -
  Federal funds sold                                     4,565      80,921
                                                     ----------  ----------
    Total                                              395,983     160,414
                                                     ----------  ----------

INTEREST EXPENSE:
  Time deposits $100,000 and over                       64,498       9,393
  Other deposits                                        89,773      28,078
  Other interest expense                                 2,445           -
                                                     ----------  ----------
    Total                                              156,716      37,471
                                                     ----------  ----------

NET INTEREST INCOME                                    239,267     122,943

Provision for loan losses                               48,000      35,000
                                                     ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    191,267      87,943
                                                     ----------  ----------

OTHER OPERATING INCOME:
  Service charges on deposit accounts                   25,711       2,031
  Residential mortgage origination fees                  9,633       7,588
  Gain on sale of available-for-sale securities          1,406           -
  Other income                                          11,014       1,521
                                                     ----------  ----------
    Total                                               47,764      11,140
                                                     ----------  ----------

OTHER OPERATING EXPENSES:
  Salaries and employee benefits                       227,564     164,106
  Occupancy expense                                     69,048      71,091
  Furniture and equipment expense                       25,778      15,960
  Other operating expenses                             134,099     114,241
                                                     ----------  ----------
    Total                                              456,489     365,398
                                                     ----------  ----------

LOSS BEFORE INCOME TAXES                              (217,458)   (266,315)

Income tax benefit                                     (76,043)    (99,647)
                                                     ----------  ----------

NET LOSS                                             $(141,415)  $(166,668)
                                                     ==========  ==========

EARNINGS (LOSSES) PER SHARE
  Average shares outstanding                           715,000     715,000
  Basic earnings (losses) per share                  $   (0.20)  $   (0.23)
  Diluted earnings (losses) per share                $   (0.20)  $   (0.23)


            See notes to condensed consolidated financial statements.

                                        SUN BANCSHARES, INC.
                      CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                             (UNAUDITED)

                                                                          Accumulated
                                     Common  Stock                           Other
                               -------------------------    Retained     Comprehensive
                                  Shares       Amount       Earnings        Income          Total
                               ------------  -----------  ------------  ---------------  -----------
BALANCE, DECEMBER 31, 2000         715,000   $6,779,216   $  (719,617)  $            -   $6,059,599

Net loss for the period                                      (166,668)                     (166,668)

Other comprehensive income,
 net of tax $203                                                                   347          347
                                                                                         -----------

Comprehensive income                                                                       (166,321)
                               ------------  -----------  ------------  ---------------  -----------

BALANCE, MARCH 31, 2001            715,000   $6,779,216   $  (886,285)  $          347   $5,893,278
                               ============  ===========  ============  ===============  ===========

BALANCE, DECEMBER 31, 2001         715,000   $6,779,216   $(1,350,396)  $       13,463   $5,442,283

Net loss for the period                                      (141,415)                     (141,415)

Other comprehensive
 income, net of tax $(10,443)                                                  (17,781)     (17,781)
                                                                                         -----------

Comprehensive income                                                                       (159,196)
                               ------------  -----------  ------------  ---------------  -----------

BALANCE, MARCH 31, 2002            715,000   $6,779,216   $ 1,491,811   $       (4,318)  $5,253,087
                               ============  ===========  ============  ===============  ===========

            See notes to condensed consolidated financial statements.

                                      SUN BANCSHARES, INC.
                                    STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       2002          2001
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (141,415)  $  (166,668)
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                       36,476        15,960
    Provision for loan losses                                           48,000        35,000
    Accretion and premium amortization                                   7,087          (295)
    Deferred income tax benefit                                        (76,043)      (99,647)
    Gain on sale of securities                                          (1,406)            -
    Increase in interest receivable                                     (4,254)      (26,300)
    Increase in interest payable                                        53,552        20,669
    Decrease in other assets                                            23,377        16,029
    Increase in other liabilities                                       15,213        12,875
                                                                   ------------  ------------
      Net cash used by operating activities                            (39,413)     (192,377)
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                          (851,129)   (2,579,858)
  Proceeds from maturities of securities available-for-sale            287,300       774,448
  Proceeds from sales of securities available-for-sale                 501,406             -
  Net increase in loans made to customers                           (2,805,909)   (3,481,176)
  Purchases of premises and equipment                                  (47,835)     (316,214)
                                                                   ------------  ------------
    Net cash used by investing activities                           (2,916,167)   (5,602,800)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                     1,402,116     2,550,266
  Net increase in certificates of deposit and other time deposits    3,094,117     1,290,114
  Decrease in securities sold under agreement to repurchase           (500,000)            -
                                                                   ------------  ------------
    Net cash provided by financing activities                        3,996,233     3,840,380
                                                                   ------------  ------------

NET INCREASE (DECREASE) IN CASH                                      1,040,653    (1,954,797)

CASH, BEGINNING OF PERIOD                                            2,329,008     6,173,515
                                                                   ------------  ------------

CASH, END OF PERIOD                                                $ 3,369,661   $ 4,218,718
                                                                   ============  ============

CASH PAID DURING THE PERIOD FOR:
  Interest                                                         $   103,164   $    16,802
  Taxes                                                                      -             -


            See notes to condensed consolidated financial statements.

                               SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim period ended March 31, 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2001 Annual Report.

NOTE  2  -  EARNINGS  PER  SHARE
--------------------------------

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first three months of 2002 and 2001; therefore basic earnings per share and diluted earnings per share were the same.

NOTE  3  -  COMPREHENSIVE  INCOME
---------------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three-month period ended March 31, 2002 and 2001:

                                                                Pre-tax   (Expense)    Net-of-tax
                                                                Amount     Benefit       Amount
                                                               ---------  ----------  ------------
 FOR THE THREE MONTHS ENDED MARCH 31, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $    550   $    (203)  $       347
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                            -           -             -
                                                               ---------  ----------  ------------
Net unrealized gains (losses) on securities                         550        (203)          347
                                                               ---------  ----------  ------------

Other comprehensive income                                     $    550   $    (203)  $       347
                                                               =========  ==========  ============

 FOR THE THREE MONTHS ENDED MARCH 31, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $(29,630)  $  10,963   $   (18,667)
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                        1,406        (520)          886
                                                               ---------  ----------  ------------
Net unrealized gains (losses) on securities                     (28,224)     10,443       (17,781)
                                                               ---------  ----------  ------------

Other comprehensive income                                     $(28,224)  $  10,443   $   (17,781)
                                                               =========  ==========  ============

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                               SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          ----------------------------------------------------------------

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the three months ended March 31, 2002, net interest income increased $116,324 or 94.62%, over the same period in 2001. Interest income from loans, including fees, for the three months ended March 31, 2002 was $338,800, an increase of $275,200, or 432.70%, from the comparable period in 2001, as we continued to establish a presence in our market areas. Interest expense for the three months ended March 31, 2002 was $156,716 compared to $37,471 for the same period in 2001. The net interest margin realized on earning assets was 4.23% for the three months ended March 31, 2002, as compared to 5.36% for the same period in 2001. The net interest spread increased from 2.31% for the three months ended March 31, 2001 to 3.19% for the three months March 31, 2002.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that we believe is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2002, the provision charged to expense was $48,000 as compared to the provision of $35,000 charged to expense during the three months ended March 31, 2001. This is a result of our efforts to adjust the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income during the three months ended March 31, 2002 was $47,764, an increase of $36,624, or 328.76%, from the comparable period in 2001. The increase is primarily a result of an increase in service charges on deposit accounts. Service charges on deposit accounts increased from $2,031 for the three months ended March 31, 2001 to $25,711 for the three months ended March 31, 2002. This change is a result of an increase in deposit accounts over the two periods. Deposits at March 31, 2001 were $5,779,723, compared to $23,696,347 at March 31, 2002.

                               SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          ----------------------------------------------------------------

NONINTEREST  EXPENSE
--------------------

Total noninterest expense for the three months ended March 31, 2002 was $456,489, 24.93% higher than the three months ended March 31, 2001. The primary reason for the $91,091 increase in noninterest expense over the same period in 2001 was attributable to salaries and employee benefits, which increased $63,458, or 38.67% over the same period in 2001. This increase was largely the result of an increase in personnel in support functions for the Georgetown office.

INCOME  TAXES
-------------

The income tax benefit for three months ended March 31, 2002 was $76,043 as compared to $99,647 for the same period in 2001. The effective tax rate was 34.97% for the quarter ending March 31, 2002 and 37.42% for the quarter ending March 31, 2001.

NET  INCOME  (LOSS)
-------------------

The combination of the above factors resulted in a net loss for the three months ended March 31, 2002 and for the three months ended March 31, 2001 of $141,415 and $166,668, respectively. Net loss before taxes for the two periods was $217,458 and $266,315, respectively. The net loss before income taxes was offset by income tax benefits of $76,043 and $99,647, respectively.

FINANCIAL  CONDITION
--------------------

ASSETS  AND  LIABILITIES
------------------------

During the first three months of 2002, total assets increased $3,905,802, or 15.41%, when compared to December 31, 2001. The primary source of growth in assets during the first three months of 2002 was gross loans, which increased $2,805,909, or 17.28% and federal funds sold, which increased $869,000, or 66.66%. Total deposits increased $4,496,233, or 23.42%, from the December 31, 2001 amount of $19,200,114. Within the deposit area, noninterest-bearing deposits increased $2,251 or .05% to $4,212,734 at March 31, 2002. Time deposits $100,000 and over increased $842,290 or 17.15% during the first three months of 2002. Other time deposits also increased $2,251,827, or 43.63%, during the first three months of 2002.

INVESTMENT  SECURITIES
----------------------

Investment securities classified as available for sale totaled $4,607,747 at March 31, 2002. This represents an increase of $28,518, or .07%, since December 31, 2001. All of our marketable investment securities were designated as available-for-sale at March 31, 2002.

NONMARKETABLE  EQUITY  SECURITIES
---------------------------------

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At March 31, 2002 and December 31, 2001, our investment in this stock totaled $195,000.

PREMISES  AND  EQUIPMENT
------------------------

Premises and equipment, net of depreciation totaled $1,672,713 at March 31, 2002. Since December 31, 2001, we made new additions of $47,835, which consist primarily of costs associated with the new Murrells Inlet main office building and related furniture and equipment. The new additions were offset by depreciation expense of $36,476. As of March 31, 2002, we had committed to spend approximately $1,370,000 to complete the construction of the main office, which should be completed in the fourth quarter of 2002.

                               SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          ----------------------------------------------------------------

LOANS
-----

We experienced steady growth during the first three months of 2002, especially in the loan area. Net loans increased $2,757,909, or 17.16%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial which increased $2,480,340, or 28.63%, from December 31, 2001. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                             March 31,   December 31,
                               2002          2001
                            -----------  -------------
Real estate:
   Construction             $   717,608  $     996,432
   Mortgage - residential     5,113,468      4,700,606
Commercial and industrial    11,143,717      8,663,377
Consumer and other            2,069,431      1,877,900
                            -----------  -------------
                            $19,044,224  $  16,238,315
                            ===========  =============

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

There were no risk elements identified in our loan portfolio as of March 31, 2002.

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                           March 31,
                                                   -------------------------
                                                       2002         2001
                                                   ------------  -----------
Balance, January 1,                                $   164,787   $   15,000
Provision for loan losses for the period                48,000       35,000
Net loans (charged-off) recovered for the period             -            -
                                                   ------------  -----------

Balance, end of period                             $   212,787   $   50,000
                                                   ============  ===========

Gross loans outstanding, end of period             $19,044,224   $4,386,323
                                                   ============  ===========

Allowance for loan losses to loans outstanding            1.12%        1.14%

DEPOSITS
--------

At March 31, 2002, total deposits increased by $4,496,233, or 23.42%, from December 31, 2001. The largest increase was in other time deposits which increased $2,251,827, or 43.63%, from December 31, 2001 to March 31, 2002.
Expressed as a percentage, total interest bearing deposits increased 29.98% and noninterest-bearing deposits increased .05%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 were as follows:

                                       March 31,   December 31,
                                         2002          2001
                                      -----------  -------------
Noninterest-bearing demand deposits   $ 4,212,734  $   4,210,483
Interest-bearing demand deposits          944,537        878,031
Savings deposits                        5,372,208      4,038,849
Time deposits $100,000 and over         5,753,298      4,911,008
Other time deposits                     7,413,570      5,161,743
                                      -----------  -------------

                                      $23,696,347  $  19,200,114
                                      ===========  =============

                               SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          ----------------------------------------------------------------

LIQUIDITY
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 80.37% at March 31, 2002 and 84.57% at December 31, 2001.

Securities available-for-sale, which totaled $4,412,747 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2002, unused lines of credit totaled $1,500,000.


CAPITAL  RESOURCES
------------------

Total shareholders' equity decreased from $5,442,283 at December 31, 2001 to $5,283,087 at March 31, 2002. The decrease is primarily due to the net loss for the period of $141,415.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2002.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity                         $ 5,287,405
 Less: intangibles                                     -
                                             ------------
 Tier 1 capital                                5,287,405

Plus: allowance for loan losses (1)              212,787
                                             ------------
   Total capital                             $ 5,500,192
                                             ============

Risk-weighted assets                         $20,634,105
                                             ============

Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets)         25.62%
  Total capital (to risk-weighted assets)          26.66%
  Tier 1 (to total average assets)                 20.23%

(1)  limited  to  1.25%  of  risk-weighted  assets

                               SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
          ----------------------------------------------------------------

REGULATORY  MATTERS
-------------------

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                              SUN BANCSHARES, INC.

PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

Not  applicable.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

Not  applicable.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES
--------------------------------------------

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

Not  applicable.

NOTE  5.  OTHER  INFORMATION
----------------------------

Not  applicable.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)  Exhibits

     The following documents are filed as part of this report:

     10.11 Agreement between Sun Bancshares, Inc and Chancel Construction Group, Inc. dated March 21, 2002 for the construction of the SunBank's main office building.

Reports  on  Form  8-K
----------------------

     (b)     Reports  on  Form  8-K  -  None

                              SUN BANCSHARES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   By:     /s/  THOMAS  BOUCHETTE
                                           -------------------------------------
                                           Thomas  Bouchette
                                           President & Chief Executive Officer




Date:  May 13, 2002                By:     /s/  RANDY  L.  CARMON
                                           -------------------------------------
                                           Randy  L.  Carmon
                                           Chief  Financial  Officer