Form 10QSB
period 2002-06-30
SUN BANCSHARES INC
filed 2002-08-14
CIK 1105880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

   X               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-------              OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                 (843) 357-7007
              (Registrant's telephone number, including area code)
             ------------------------------------------------------

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

      715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON AUGUST 9, 2002

  Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                                  PAGE 1 OF 14
                             EXHIBIT INDEX ON PAGE 2

                                          SUN BANCSHARES, INC.

                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)


                                                  INDEX



PART I. FINANCIAL RESULTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page No.
-------------------------                                                                                --------
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001. . . . . . . . . .         3

        Condensed Consolidated Statements of Income -- Six months ended June 30, 2002 and three months
          ended June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4

        Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income --
          Six months ended June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . .         5

        Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 2002. . . . . . . .         6

        Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .       7-8

        Item 2. Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . .      9-14

PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .        15

Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

        (a) Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

        (b) Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

                                          SUN BANCSHARES, INC.

                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            June 30,     December 31,
                                                                              2002           2001
                                                                          ------------  --------------
ASSETS:                                                                    (Unaudited)
   Cash and cash equivalents:
   Cash and due from banks                                                $ 2,692,652   $   1,025,008
   Federal funds sold                                                       6,277,000       1,304,000
                                                                          ------------  --------------
    Total cash and cash equivalents                                         8,969,652       2,329,008
                                                                          ------------  --------------

Investment securities:
   Securities available-for-sale                                            4,110,069       4,384,229
   Nonmarketable equity securities                                            195,000         195,000
                                                                          ------------  --------------
    Total investment securities                                             4,305,069       4,579,229
                                                                          ------------  --------------

Loans receivable:                                                          20,762,905      16,238,315
   Less allowance for loan losses                                            (244,787)       (164,787)
                                                                          ------------  --------------
    Loans, net                                                             20,518,118      16,073,528

Premises, furniture and equipment, net                                      1,891,173       1,661,354
Accrued interest receivable                                                   126,762         122,234
Other assets                                                                  767,509         583,689
                                                                          ------------  --------------
    Total assets                                                          $36,578,283   $  25,349,042
                                                                          ============  ==============

LIABILITIES:
  Deposits:
  Noninterest-bearing transaction accounts                                $ 6,744,913   $   4,210,483
  Interest-bearing transaction accounts                                     1,192,200         878,031
  Savings                                                                   6,763,029       4,038,849
  Time deposits $100,000 and over                                           7,555,047       4,911,008
  Other time deposits                                                       8,941,449       5,161,743
                                                                          ------------  --------------
    Total deposits                                                         31,196,638      19,200,114
                                                                          ------------  --------------

Securities sold under agreement to repurchase                                       -         500,000
Accrued interest payable                                                      110,538         188,144
Other liabilities                                                              59,247          18,501
                                                                          ------------  --------------
    Total liabilities                                                      31,366,423      19,906,759
                                                                          ------------  --------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value not stated; 2,000,000 shares
  authorized and unissued                                                           -               -
Common stock, par value not stated; 10,000,000 shares authorized;
  715,000 issued and outstanding at June 30, 2002 and December 31, 2001     6,779,216       6,779,216
Retained earnings (deficit)                                                (1,591,497)     (1,350,396)
Accumulated other comprehensive income                                         24,141          13,463
                                                                          ------------  --------------
    Total shareholders' equity                                              5,211,860       5,442,283
                                                                          ------------  --------------

    Total liabilities and shareholders' equity                            $36,578,283   $  25,349,042
                                                                          ============  ==============

                                                SUN BANCSHARES, INC.

                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                     (UNAUDITED)


                                                        Six Months Ended June 30,      Three Months Ended June 30,
                                                     ------------------------------  --------------------------------
                                                         2002            2001             2002             2001
                                                     ------------  ----------------  --------------  ----------------
INTEREST INCOME
  Loans, including fees                              $   717,414   $       222,253   $     378,614   $       151,153
  Investment securities
    Taxable                                              100,328            44,037          53,560            28,144
    Nonmarketable equity securities                        5,850                 -               -                 -
  Federal funds sold                                      21,015           121,612          16,450            40,691
                                                     ------------  ----------------  --------------  ----------------
    Total income                                         844,607           387,902         448,624           219,988
                                                     ------------  ----------------  --------------  ----------------

INTEREST EXPENSE
  Time deposits $100,000 and over                        139,944            33,576          75,446            24,183
  Other deposits                                         205,457            65,463         115,684            37,385
  Other interest expense                                   2,445                 -               -                 -
                                                     ------------  ----------------  --------------  ----------------
    Total                                                347,846            99,039         191,130            61,568
                                                     ------------  ----------------  --------------  ----------------

NET INTEREST INCOME                                      496,761           288,863         257,494           158,420
Provision for loan losses                                 80,000            70,000          32,000            35,000
                                                     ------------  ----------------  --------------  ----------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      416,761           218,863         225,494           123,420
                                                     ------------  ----------------  --------------  ----------------

OTHER INCOME
  Service charges on deposit accounts                     53,841             9,227          28,130             7,196
  Residential mortgage origination fees                   20,647             3,824          11,014             3,824
  Gain on sale of available-for sale securities           16,518                 -          15,112                 -
  Other service charges, commissions,
   and fees                                               22,895             4,266          11,881             2,745
                                                     ------------  ----------------  --------------  ----------------
    Total                                                113,901            17,317          66,137            13,765
                                                     ------------  ----------------  --------------  ----------------

OTHER OPERATING EXPENSES
  Salaries and employee benefits                         422,425           319,903         194,861           155,797
  Occupancy expense                                      143,711           134,233          74,663            63,142
  Furniture and fixture expense                           51,686            37,694          25,908            21,734
  Other operating expenses                               295,312           261,522         161,213           147,281
                                                     ------------  ----------------  --------------  ----------------
    Total                                                913,134           753,352         456,645           387,954
                                                     ------------  ----------------  --------------  ----------------

LOSS BEFORE TAXES                                       (382,472)         (517,172)       (165,014)         (250,769)

Income tax benefit                                      (141,371)         (186,085)        (65,328)          (86,438)
                                                     ------------  ----------------  --------------  ----------------

NET LOSS                                             $  (241,101)  $      (331,087)  $     (99,686)  $      (164,331)
                                                     ============  ================  ==============  ================

EARNINGS PER SHARE
  Basic earnings (losses) per share                  $     (0.34)  $         (0.46)  $       (0.14)  $         (0.23)
  Diluted earnings (losses) per share                $     (0.34)  $         (0.46)  $       (0.14)  $         (0.23)

                                       SUN BANCSHARES, INC.

CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  AND  COMPREHENSIVE  INCOME
                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                           (UNAUDITED)


                                                                      Accumulated
                                   Common Stock                          Other
                            -------------------------    Retained    Comprehensive
                               Shares       Amount       Earnings        Income         Total
                            ------------  -----------  ------------  --------------  -----------
BALANCE, DECEMBER 31, 2000      715,000   $6,779,216   $  (719,617)  $            -  $6,059,599

Net loss for the period                                   (331,087)                    (331,087)

Other comprehensive
 income, net of tax $3,417                                                    5,817       5,817
                                                                                     -----------

Comprehensive income                  -            -             -                -    (325,270)
                            ------------  -----------  ------------  --------------  -----------

BALANCE, JUNE 30, 2001          715,000   $6,779,216   $(1,050,704)  $        5,817  $5,734,329
                            ============  ===========  ============  ==============  ===========

BALANCE, DECEMBER 31, 2001      715,000   $6,779,216   $(1,350,396)  $       13,463  $5,442,283

Net loss for the period                                   (241,101)                    (241,101)

Other comprehensive
 income, net of tax $6,272                                                   10,678      10,678
                                                                                     -----------

Comprehensive income                  -            -             -                -    (230,423)
                            ------------  -----------  ------------  --------------  -----------

BALANCE, JUNE 30, 2002          715,000   $6,779,216   $(1,591,497)  $       24,141  $5,211,860
                            ============  ===========  ============  ==============  ===========

                              SUN BANCSHARES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six Months Ended
                                                                            June 30,
                                                                   --------------------------
                                                                       2002          2001
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (241,101)  $  (331,087)
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                       51,685        37,693
    Provision for loan losses                                           80,000        70,000
    Accretion and premium amortization                                  11,601        (8,668)
    Deferred income tax benefit                                       (141,371)     (186,085)
    Gain on sale of securities                                         (16,518)            -
    Increase in interest receivable                                     (4,528)      (52,200)
    Increase (decrease) in interest payable                            (77,606)       63,601
    Decrease in other assets                                           (34,542)      (19,322)
    Increase in other liabilities                                       26,568        12,143
                                                                   ------------  ------------
      Net cash used by operating activities                           (345,812)     (413,925)
                                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                        (1,351,129)   (2,579,858)
  Proceeds from maturities of securities available-for-sale            414,848       811,931
  Proceeds from sales of securities available-for-sale               1,232,307             -
  Net increase in loans made to customers                           (4,524,590)   (7,300,653)
  Purchases of premises and equipment                                 (281,504)     (912,105)
                                                                   ------------  ------------
    Net cash used by investing activities                           (4,510,068)   (9,980,685)
                                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                     5,572,779     4,623,137
  Net increase in certificates of deposit and other time deposits    6,423,745     8,556,213
  Decrease in securities sold under agreement to repurchase           (500,000)            -
                                                                   ------------  ------------
    Net cash provided by financing activities                       11,496,524    13,179,350
                                                                   ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            6,640,644     2,784,740

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                        2,329,008     6,173,515
                                                                   ------------  ------------

CASH AND CASH EQUIVALENTS END OF PERIOD                            $ 8,969,652   $ 8,958,255
                                                                   ============  ============

CASH PAID DURING THE PERIOD FOR:
  Income taxes                                                     $         -   $         -
  Interest                                                         $   425,452   $    35,438

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10KSB. The financial statements as of June 30, 2002 and for the interim period ended June 30, 2002 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2001 Form 10KSB.

NOTE 2 - EARNINGS PER SHARE
---------------------------

Net income per share - basic is computed by dividing net income by the weighted average number of common shares outstanding. Net income per share - diluted is computed by dividing net income by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first six months of 2002; therefore basic earnings per share and diluted earnings per share were the same.

NOTE 2 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six months period ended June 30, 2002:

                                                                            TAX
                                                               PRE-TAX   (EXPENSE)   NET-OF-TAX
                                                                AMOUNT    BENEFIT      AMOUNT
                                                               --------  ----------  -----------
 FOR THE SIX MONTHS ENDED JUNE 30, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $ 16,950  $  (6,272)  $    10,678
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                            -          -             -
                                                               --------  ----------  -----------
Net unrealized gains (losses) on securities                      16,950     (6,272)       10,678
                                                               --------  ----------  -----------

Other comprehensive income                                     $ 16,950  $  (6,272)  $    10,678
                                                               ========  ==========  ===========

                                                                            TAX
                                                               PRE-TAX   (EXPENSE)   NET-OF-TAX
                                                                AMOUNT    BENEFIT      AMOUNT
                                                               --------  ----------  -----------
FOR THE SIX MONTHS ENDED JUNE 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $  9,234  $  (3,417)  $     5,817
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                            -          -             -
                                                               --------  ----------  -----------

Net unrealized gains (losses) on securities                       9,234     (3,417)        5,817
                                                               --------  ----------  -----------

Other comprehensive income                                     $  9,234  $  (3,417)  $     5,817
                                                               ========  ==========  ===========

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2 - COMPREHENSIVE INCOME - (continued)
-----------------------------
                                                                              TAX
                                                                PRE-TAX     (EXPENSE)    NET-OF-TAX
                                                                 AMOUNT      BENEFIT       AMOUNT
                                                               ----------  ------------  -----------
FOR THE THREE MONTHS ENDED JUNE 30, 2002:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $   16,400  $    (6,069)  $    10,331
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                              -            -             -
                                                               ----------  ------------  -----------
Net unrealized gains (losses) on securities                        16,400       (6,069)       10,331
                                                               ----------  ------------  -----------

Other comprehensive income                                     $   16,400  $    (6,069)  $    10,331
                                                               ==========  ============  ===========

                                                                              TAX
                                                                PRE-TAX     (EXPENSE)    NET-OF-TAX
                                                                 AMOUNT      BENEFIT       AMOUNT
                                                               ----------  ------------  -----------
FOR THE THREE MONTHS ENDED JUNE 30, 2001:
Unrealized gains (losses) on securities:
 Unrealized holding gains (losses) arising during the period   $    8,684  $    (3,214)  $     5,470
 Plus: reclassification adjustment for gains (losses)
    realized in net income                                              -            -             -
                                                               ----------  ------------  -----------
Net unrealized gains (losses) on securities                         8,684       (3,214)        5,470
                                                               ----------  ------------  -----------

Other comprehensive income                                     $    8,684  $    (3,214)  $     5,470
                                                               ==========  ============  ===========

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss)  on  securities  available-for-sale,  net  of  the  deferred tax effects.

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. It should be understood that this discussion is based on the Bank's opening for business on November 15, 2000. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the six months ended June 30, 2002, net interest income increased $207,898, or 71.97%, to $496,761 as compared to $288,863 for the same period in 2001. Interest income from loans, including fees, increased $495,161, or 222.79%, from the six months ended June 30, 2001 to the comparable period in 2002, as we continued to experience growth in our loan portfolio. Interest expense for the six months ended June 30, 2002 was $347,846 as compared to $99,039 for the same period in 2001. The increase in interest-bearing deposits between the two periods resulted in increased interest expense. The net interest margin realized on earning assets decreased from 4.72% for the six months ended June 30, 2001 to 3.88% for the same period in 2002. The interest rate spread decreased from 3.80% for the six months ended June 30, 2001 to 2.96% for the same period in 2002.

For the quarter ended June 30, 2002, net interest income totaled $257,494, an increase of $99,074, or 62.54%, when compared to the same quarter ended June 30, 2001. Interest income totaling $378,614 was generated from loans, including fees, during the quarter ended June 30, 2002, as compared to $151,153 during the comparable period in 2001. Interest expense on deposit accounts was $191,130 for the quarter ended June 30, 2002, as compared to $61,568 for the same period in 2001. The net interest margin realized on earning assets was 3.60% for the quarter ended June 30, 2002, as compared to 4.27% during the same period in 2001. The interest rate spread was 2.84% for the quarter ended June 30, 2002, as compared to 3.43% for the quarter ended June 30, 2001.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2002, the provision charged to expense was $80,000, as compared to $70,000 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended June 30, 2002, the provision charged to expense was $32,000, as compared to $35,000 for the same period in 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

NONINTEREST  INCOME
-------------------

Noninterest income increased $96,584, or 557.74% to $113,901 for the six months ended June 30, 2002 as compared to the same period ended June 30, 2001. The primary source of this income was the increase in service charges on deposit accounts of $44,614, or 483.52%, to $53,841 for the period ended June 30, 2002, when compared to the same period in 2001. In addition, income from residential mortgage origination fees increased $16,823 to $20,647 for the period ended June 30, 2002 as compared to the same period in 2001. Gains on sales of available-for-sale securities totaled $16,518 for the six months ended June 30, 2002, there were no gains during the same period in 2001.

For the quarter ended June 30, 2002, noninterest income was $66,137, an increase of $52,372, or 380,47% from the same period ended June 30, 2001. The largest component of noninterest income was service charges on deposit accounts, which totaled $28,130 for the quarter ended June 30, 2002, as compared to $7,196 for the quarter ended June 30, 2001. Income from residential mortgage origination fees totaled $11,014 for the quarter ended June 30, 2002, as compared to $3,824 for the same period in 2001. Income from gains on sales of available-for-sale securities totaled $15,112 for the quarter ended June 30, 2002, there were no gains during the same period in 2001.

NONINTEREST  EXPENSE
--------------------

For the period ended June 30, 2002, noninterest expense was $913,134, an increase of $159,782, or 21.21% when compared to the same period ended June 30, 2001. The largest increase was in salaries and employee benefits, which increased from $319,903 for the six months ended June 30, 2001 to $422,425 for the six months ended June 30, 2002. The increase was largely the result of an increase in personnel in support functions for the Georgetown office.

For the quarter ended June 30, 2002, noninterest expense increased $68,691, or 17.71% as compared to the same period ended June 30, 2001. The largest increase, increased from $155,797 for the quarter ended June 30, 2001 to $194,861 for the quarter ended June 30, 2002. This increase was largely the result of an increase in personnel in support functions for the Georgetown office.

INCOME  TAXES
-------------

The income tax benefit for the six months ended June 30, 2002 was $141,371 as compared to $186,085 for the same period in 2001. The loss before income taxes decreased from $517,172 for the six months ended June 30, 2001 to $382,472 for the same period in 2002. The effective tax rate was 37% for the six months ended June 30, 2002, as compared to an effective tax rate of 36% for the six months ended June 30, 2001. The effective tax rate was 40% for the quarter ended June 30, 2002 and 34% for the quarter ended June 30, 2001.

NET  INCOME  (LOSS)
-------------------

The combination of the above factors resulted in a net loss for the six months ended June 30, 2002 of $241,101 as compared to $331,087 for the same period in 2001. The net loss before taxes of $382,472 was partially offset by the income tax benefit of $141,371 during the six months ended June 30, 2002. The net loss before taxes for the same period in 2001 was $517,172, which was partially offset by the income tax benefit of $186,085. For the quarter ended June 30, 2002, the net loss was $99,686, as compared to $164,331 for the same period in 2001.

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

ASSETS  AND  LIABILITIES
------------------------

The growth in assets and liabilities was significant in most areas since the Bank opened for business on November 15, 2000. During the first six months of 2002, total assets increased $11,229,241 or 44.30%, when compared to December 31, 2001. The primary sources of growth in assets were federal funds sold which increased $4,973,000, or 381.37% from the December 31, 2001 amount of $1,304,000, and gross loans which increased $4,524,590, or 27.87% from the December 31, 2001 amount of $16,238,315. Total deposits increased $11,996,524 or 62.49% from the December 31, 2001 amount of $19,200,114. Within the deposit area, other time deposits increased $3,779,706 or 73.23% from December 31, 2001 to June 30, 2002. Time deposits $100,000 and over increased $2,644,039 or 53.84% during the first six months of 2002. Noninterest-bearing deposits and savings deposits increased $2,534,430 and $2,724,180, respectively, from December 31, 2001 to June 30, 2002.

SECURITIES  AVAILABLE-FOR-SALE
------------------------------

Investment securities decreased from $4,384,229 at December 31, 2001 to $4,110,069 at June 30, 2002. All of our marketable investment securities were designated as available-for-sale at June 30, 2002.

NONMARKETABLE  EQUITY  SECURITIES
---------------------------------

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At June 30, 2002 and December 31, 2001 our investment in this stock totaled $195,000.

LOANS
-----

We continued our trend of growth during the first six months of 2002, especially in the loan area. Net loans increased $4,444,590, or 27.66%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 32.87%, or $2,847,338, from December 31, 2001 to June 30, 2002. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                             June 30,    December 31,
                               2002          2001
                            -----------  -------------
 Real estate:
   Construction             $   996,301  $     996,432
   Mortgage - residential     5,954,765      4,700,606
 Commercial and industrial   11,510,715      8,663,377
 Consumer and other           2,301,124      1,877,900
                            -----------  -------------
                            $20,762,905  $  16,238,315
                            ===========  =============

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

There were no risk elements identified in our loan portfolio as of June 30, 2002 and 2001.

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                     June 30,     June 30,
                                                       2002         2001
                                                   ------------  -----------
 Balance, January 1,                               $   164,787   $   15,000
 Provision for loan losses for the period               80,000       70,000
 Net loans (charged-off) recovered for the period            -            -
                                                   ------------  -----------

 Balance, end of period                            $   244,787   $   85,000
                                                   ============  ===========

 Gross loans outstanding, end of period            $20,762,905   $8,205,800

 Allowance for loan losses to loans outstanding           1.18%        1.04%

DEPOSITS
--------

During the first six months of 2002, total deposits increased by $11,996,524, or 62.49%, from December 31, 2001. The largest increase was in other time deposits which increased $3,779,706 or 73.23%, from December 31, 2001 to June 30, 2002. Time deposits $100,000 and over increased $2,644,039, or 53.84% and non-interest bearing demand deposits increased $2,534,430 or 60.20%. Savings deposits increased $2,724,180 or 67.45%. Expressed as a percentage, total interest bearing deposits increased 63.12%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 were as follows:

                                                   June 30,    December 31,
                                                     2002          2001
                                                  -----------  -------------
 Noninterest-bearing demand deposits              $ 6,744,913  $   4,210,483
 Interest-bearing demand deposits                   1,192,200        878,031
 Savings deposits                                   6,763,029      4,038,849
 Time deposits $100,000 and over                    7,555,047      4,911,008
 Other time deposits                                8,941,449      5,161,743
                                                  -----------  -------------

                                                  $31,196,638  $  19,200,114
                                                  ===========  =============

LIQUIDITY
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 66.56% at June 30, 2002 and 84.58% at December 31, 2001.

Securities available-for-sale, which totaled $4,110,069 at June 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2002, unused lines of credit totaled $4,241,000.

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

CRITICAL  ACCOUNTING  POLICIES
------------------------------

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

CAPITAL  RESOURCES
------------------

Total shareholders' equity decreased from $5,442,283 at December 31, 2001 to $5,211,860 at June 30, 2002. The decrease is primarily due to the net loss for the period of $241,101.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, however all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2002.

The following table summarizes the Company's risk-based capital at June 30, 2002:


Shareholders' equity                                              $ 5,187,719
 Less: intangibles - Deferred Taxes                                  (674,544)
                                                                  ------------
 Tier 1 capital                                                     4,513,175

 Plus: allowance for loan losses (1)                                  244,787
                                                                  ------------
     Total capital                                                $ 4,757,962
                                                                  ============

 Risk-weighted assets                                             $22,908,402
                                                                  ============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                             19.70%
   Total capital (to risk-weighted assets)                              20.77%
   Tier 1 (to total average assets)                                     14.28%

 (1)  limited  to  1.25%  of  risk-weighted  assets

                              SUN BANCSHARES, INC.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION--continued
---------------------------------------------------------------------

OFF-BALANCE  SHEET  RISK
------------------------

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $2,454,778 and standby letters of credit of $43,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                              SUN BANCSHARES, INC.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Not applicable.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On May 13, 2002, the Company held the Annual Meeting of Shareholders for the purpose of electing five Class I directors to serve for three-year terms.

The five nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 715,000 outstanding shareholders of the Company, shareholders voted for the election of each director as follows: Thomas Bouchette, Edsel J. (Coupe) DeVille, John S. Divine, III, Dalton B. Floyd, Jr. and Jeanne Louise Fourrier - Eggart all received 686,771 votes for his/her election, 500 votes were withheld on each director and there were no abstentions and no votes against any director.

NOTE 5.   OTHER INFORMATION
----------------------------

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------

(a)  Exhibits

     Exhibit 99.1 - Certification of Chief Executive Officer and Chief Financial Officer.

Reports on Form 8-K
-------------------

(b)  Reports  on  Form  8-K  -  None

                              SUN BANCSHARES, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 13, 2002                   By: /s/ THOMAS BOUCHETTE
                                             -----------------------------------
                                             Thomas Bouchette
                                             President & Chief Executive Officer



                                         By: /s/ RANDY L. CARMON
                                             ----------------------------------
                                             Randy L. Carmon
                                             Chief Financial Officer