Form 10QSB
period 2002-09-30
SUN BANCSHARES INC
filed 2002-11-13
CIK 1105880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK  ONE)                      FORM 10-QSB

   X            QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
-------              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------        THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

    715,000 SHARES OF COMMON STOCK, NO STATED PAR VALUE ON NOVEMBER 12, 2002

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]

                                  PAGE 1 OF 14
                            EXHIBIT INDEX ON PAGE 2

                              SUN BANCSHARES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                      INDEX

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (UNAUDITED)


                                            INDEX



PART I.FINANCIAL RESULTS                                                                           Page No.
------------------------
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001. . . . . .   3

        Condensed Consolidated Statements of Income -- Nine months ended
          September 30, 2002 and 2001 and three
          Months ended September 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . .   4

        Condensed Consolidated Statement of Shareholders' Equity
          and Comprehensive Income --
          Nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . .   5

        Condensed Consolidated Statements of Cash Flows --
          Nine months ended September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . .   6

        Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . 7-8

Item 2. Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . .9-15

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

        (a) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

        (b) Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19-20

                                      SUN BANCSHARES, INC.

                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,  December 31,
                                                                                2002          2001
                                                                            ------------  ------------
ASSETS:                                                                      (Unaudited)
  Cash and cash equivalents:
   Cash and due from banks                                                  $ 1,256,202   $ 1,025,008
   Federal funds sold                                                         1,654,000     1,304,000
                                                                            ------------  ------------
    Total cash and cash equivalents                                           2,910,202     2,329,008
                                                                            ------------  ------------

Investment securities:
   Securities available-for-sale                                              7,230,741     4,384,229
   Nonmarketable equity securities                                              195,000       195,000
                                                                            ------------  ------------
    Total investment securities                                               7,425,741     4,579,229
                                                                            ------------  ------------

Loans receivable:                                                            23,962,701    16,238,315
   Less allowance for loan losses                                              (279,787)     (164,787)
                                                                            ------------  ------------
    Loans, net                                                               23,682,914    16,073,528

Premises, furniture and equipment, net                                        2,190,964     1,661,354
Accrued interest receivable                                                     154,291       122,234
Other assets                                                                    807,036       583,689
                                                                            ------------  ------------
    Total assets                                                            $37,171,148   $25,349,042
                                                                            ============  ============

LIABILITIES:
  Deposits:
  Noninterest-bearing transaction accounts                                  $ 6,437,936   $ 4,210,483
  Interest-bearing transaction accounts                                       1,262,525       878,031
  Savings                                                                     7,462,401     4,038,849
  Time deposits $100,000 and over                                             7,569,357     4,911,008
  Other time deposits                                                         9,044,332     5,161,743
                                                                            ------------  ------------
    Total deposits                                                           31,776,551    19,200,114

Securities sold under agreement to repurchase                                         -       500,000
Accrued interest payable                                                        169,544       188,144
Other liabilities                                                                69,597        18,501
                                                                            ------------  ------------
    Total liabilities                                                        32,015,692    19,906,759
                                                                            ------------  ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value not stated; 2,000,000 shares
  authorized and unissued                                                                           -
Common stock, par value not stated; 10,000,000 shares authorized; 715,000
  issued and outstanding at September 30, 2002 and December 31, 2001          6,779,216     6,779,216
Retained earnings (deficit)                                                  (1,652,564)   (1,350,396)
Accumulated other comprehensive income                                           28,804        13,463
                                                                            ------------  ------------
    Total shareholders' equity                                                5,155,456     5,442,283
                                                                            ------------  ------------

    Total liabilities and shareholders' equity                              $37,171,148   $25,349,042
                                                                            ============  ============

                                        SUN BANCSHARES, INC.

                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                             (UNAUDITED)

                                                         Nine Months Ended        Three Months Ended
                                                            September 30,            September 30,
                                                      ------------------------  ---------------------
                                                         2002         2001        2002        2001
                                                      -----------  -----------  ---------  ----------
INTEREST INCOME
  Loans, including fees                               $1,138,418   $  452,813   $421,004   $ 230,560
  Investment securities, taxable                         157,840       78,262     57,512      34,225
  Nonmarketable Securities                                11,700        5,850      5,850       5,850
  Federal funds sold                                      37,280      179,728     16,265      58,116
                                                      -----------  -----------  ---------  ----------
    Total income                                       1,345,238      716,653    500,631     328,751
                                                      -----------  -----------  ---------  ----------

INTEREST EXPENSE
  Time deposits $100,000 and over                        223,812      102,306     83,868      68,730
  Other deposits                                         319,926      150,764    114,469      85,301
  Other borrowings                                         2,445            -          -           -
                                                      -----------  -----------  ---------  ----------
    Total                                                546,183      253,070    198,337     154,031
                                                      -----------  -----------  ---------  ----------

NET INTEREST INCOME                                      799,055      463,583    302,294     174,720
Provision for loan losses                                115,000      105,000     35,000      35,000
                                                      -----------  -----------  ---------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      684,055      358,583    267,294     139,720
                                                      -----------  -----------  ---------  ----------

OTHER INCOME
  Service charges on deposit accounts                     90,678       18,393     36,837       9,166
  Gain on sale of securities                              33,783            -     17,265           -
  Residential mortgage origination fees                   50,809       14,058     30,162      10,234
  Other service charges, commissions, and fees            24,885       10,305      1,990       6,039
                                                      -----------  -----------  ---------  ----------
    Total                                                200,155       42,756     86,254      25,439
                                                      -----------  -----------  ---------  ----------

OTHER OPERATING EXPENSES
  Salaries and employee benefits                         617,694      529,824    195,269     209,921
  Occupancy expense                                      243,321      196,393     99,610      62,160
  Furniture and fixture expense                           87,405       59,273     35,719      21,579
  Other operating expenses                               415,195      415,309    119,883     153,787
                                                      -----------  -----------  ---------  ----------
    Total                                              1,363,615    1,200,799    450,481     447,447
                                                      -----------  -----------  ---------  ----------

INCOME (LOSS) BEFORE TAXES                              (479,405)    (799,460)   (96,933)   (282,288)

Income tax expense (benefit)                            (177,237)    (298,847)   (35,866)   (112,762)
                                                      -----------  -----------  ---------  ----------

NET INCOME (LOSS)                                     $ (302,168)  $ (500,613)  $(61,067)  $(169,526)
                                                      ===========  ===========  =========  ==========

Weighted average share                                   715,000      715,000    715,000     715,000

EARNINGS PER SHARE
  Basic earnings (losses) per share                   $    (0.42)  $    (0.70)  $  (0.09)  $   (0.24)
  Diluted earnings (losses) per share                 $    (0.42)  $    (0.70)  $  (0.09)  $   (0.24)

                                     SUN BANCSHARES, INC.

CONDENSED  CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY  AND  COMPREHENSIVE  INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                         (UNAUDITED)

                                                                  Accumulated
                                 Common Stock                        Other
                              -------------------    Retained    Comprehensive
                              Shares     Amount      Earnings        Income         Total
                              -------  ----------  ------------  --------------  -----------
BALANCE, DECEMBER 31, 2000    715,000  $6,779,216  $  (719,617)  $            -  $6,059,599

Net loss for the period                               (500,613)                    (500,613)

Other comprehensive income,
 net of tax $18,007                                                      30,660      30,660
                                                                                 -----------

Comprehensive income (loss)         -           -            -                -    (469,953)
                              -------  ----------  ------------  --------------  -----------

BALANCE, SEPTEMBER 30, 2001   715,000  $6,779,216  $(1,220,230)  $       30,660  $5,589,646
                              =======  ==========  ============  ==============  ===========


BALANCE, DECEMBER 31, 2001    715,000  $6,779,216  $(1,350,396)  $       13,463  $5,442,283

Net loss for the period                               (302,168)                    (302,168)

Other comprehensive income,
 net of tax $9,010                                                       15,341      15,341
                                                                                 -----------

Comprehensive income (loss)         -           -            -                -    (286,827)
                              -------  ----------  ------------  --------------  -----------

BALANCE, SEPTEMBER 30, 2002   715,000  $6,779,216  $(1,652,564)  $       28,804  $5,155,456
                              =======  ==========  ============  ==============  ===========

                                     SUN BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        2002           2001
                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                        $   (302,168)  $   (500,613)
  Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Depreciation and amortization                                        112,772         77,624
    Provision for loan losses                                            115,000        105,000
    Accretion and premium amortization                                    17,019         (1,725)
    Gain on sale of securities                                           (33,783)             -
    Deferred income tax benefit                                         (177,237)      (298,848)
    Increase in interest receivable                                      (32,057)       (89,270)
    Increase (decrease) in interest payable                              (18,600)       123,570
    Increase in other assets                                             (38,205)       (19,682)
    Increase in other liabilities                                         34,179         28,498
                                                                    -------------  -------------
      Net cash used by operating activities                             (323,080)      (575,446)
                                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of securities available-for-sale                          (6,142,360)    (4,092,753)
  Maturities of securities available-for-sale                          1,587,392        996,140
  Proceeds from sales of securities available-for-sale                 1,749,573              -
  Net increase in loans made to customers                             (7,724,386)   (11,028,386)
  Purchases of premises and equipment                                   (642,382)    (1,165,598)
                                                                    -------------  -------------
    Net cash used by investing activities                            (11,172,163)   (15,290,597)
                                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                       6,035,499      6,855,090
  Net increase in certificates of deposit and other time deposits      6,540,938      9,640,494
  Decrease in securities sold under agreement to repurchase             (500,000)             -
                                                                    -------------  -------------
    Net cash provided by financing activities                         12,076,437     16,495,584
                                                                    -------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                581,194        629,541

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                          2,329,008      6,173,515
                                                                    -------------  -------------

CASH AND CASH EQUIVALENTS END OF PERIOD                             $  2,910,202   $  6,803,056
                                                                    =============  =============

CASH PAID DURING THE PERIOD FOR:
  Income taxes                                                      $          -   $          -
  Interest                                                          $    564,783   $    129,499

                              SUN BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders on Form 10KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in Sun Bancshares, Inc.'s 2001 Form 10KSB.

NOTE  2  -  EARNINGS  PER  SHARE
--------------------------------

Net income (loss) per share - basic is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Net income (loss) per share - diluted is computed by dividing net income (loss) by the weighted average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding stock options. There were no dilutive common share equivalents outstanding during the first nine months of 2002 and 2001; therefore basic earnings per share and diluted earnings per share were the same.

NOTE  3  -  COMPREHENSIVE  INCOME
---------------------------------

Comprehensive income includes net income (loss) and other comprehensive income, which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the nine and three months period ended September 30, 2002 and 2001.

                                                                                 Tax
                                                                    Pre-tax   (Expense)    Net-of-tax
                                                                    Amount     Benefit       Amount
                                                                   ---------  ----------  ------------
  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period      $ 58,134   $ (21,510)  $    36,624
  Reclassification adjustment for (gains) realized in net income    (33,783)     12,500       (21,283)
                                                                   ---------  ----------  ------------
Net unrealized gains (losses) on securities                          24,351      (9,010)       15,341
                                                                   ---------  ----------  ------------

Other comprehensive income                                         $ 24,351   $  (9,010)  $    15,341
                                                                   =========  ==========  ============


  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period      $ 48,667   $ (18,007)  $    30,660
  Plus: reclassification adjustment for (gains)
    realized in net income                                                -           -             -
                                                                   ---------  ----------  ------------
Net unrealized gains (losses) on securities                          48,667     (18,007)       30,660
                                                                   ---------  ----------  ------------

Other comprehensive income                                         $ 48,667   $ (18,007)  $    30,660
                                                                   =========  ==========  ============

                              SUN BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3  -  COMPREHENSIVE  INCOME  -  (continued)
---------------------------------

                                                                             Tax
                                                                Pre-tax   (Expense)    Net-of-tax
                                                                Amount     Benefit       Amount
                                                               ---------  ----------  ------------
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period  $ 24,666   $  (9,126)  $    15,540
  Reclassification adjustment for (gains)
    realized in net income                                      (17,265)      6,388       (10,877)
                                                               ---------  ----------  ------------
Net unrealized gains (losses) on securities                           -           -             -
                                                               ---------  ----------  ------------

Other comprehensive income                                     $  7,401   $  (2,738)  $     4,663
                                                               =========  ==========  ============


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during the period  $ 39,433   $ (14,590)  $    24,843
  Plus: reclassification adjustment for (gains)
    realized in net income                                            -           -             -
                                                               ---------  ----------  ------------
Net unrealized gains (losses) on securities                      39,433     (14,590)       24,843
                                                               ---------  ----------  ------------

Other comprehensive income                                     $ 39,433   $ (14,590)  $    24,843
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

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. It should be understood in reading this discussion and comparing the periods presented that the Bank opened for business on November 15, 2000. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect", "estimate", "anticipate", and "believe", as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET  INTEREST  INCOME
---------------------

For the nine months ended September 30, 2002, net interest income increased $335,472 or 72.37%, to $799,055 as compared to $463,583 for the same period in 2001.

Interest income for the nine months ended September 30, 2002 totaled $1,345,238, an increase of 628,585 or 87.71% when compared to the same period in 2001. The main component of interest income was interest and fees derived from loans. Interest income from loans, including fees, increased $685,605, or 151.41%, from the nine months ended September 30, 2001 to $1,138,418 for the comparable period in 2002. This increase is mainly attributable to the continued growth in our loan portfolio.

Interest expense for the nine months ended September 30, 2002 was $546,183 as compared to $253,070 for the same period in 2001. The increase in the volume of interest-bearing deposits between the two periods was the primary reason for the increase in interest expense.

The net interest margin realized on earning assets decreased from 4.58% for the nine months ended September 30, 2001 to 3.83% for the same period in 2002. The interest rate spread increased from 2.61% for the nine months ended September 30, 2001 to 3.05% for the same period in 2002.

For the quarter ended September 30, 2002, net interest income totaled $302,294, an increase of $127,574, or 73.02%, when compared to the same quarter ended September 30, 2001.

Total interest income for the quarter ended September 30, 2002 and 2001 was $500,631 and $328,751, respectively. Interest income totaling $421,004 was generated from loans, including fees, during the quarter ended September 30, 2002, as compared to $230,560 during the comparable period in 2001.

Total interest expense for the quarter ended September 30, 2002 and 2001 was $198,337 and $154,031, respectively. Interest expense for both periods consisted only of interest expense on deposit accounts.

The net interest margin realized on earning assets was 3.75% for the quarter ended September 30, 2002, as compared to 3.45% during the same period in 2001. The interest rate spread was 3.11% for the quarter ended September 30, 2002, as compared to 1.70% for the quarter ended September 30, 2001.

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2002, the provision charged to expense was $115,000, as compared to $105,000 in the same period a year earlier. Management continues to fund the allowance for loan losses at a level believed to be adequate to match the growth in the loan portfolio. For the quarter ended September 30, 2002, the provision charged to expense was $35,000, as compared to $35,000 for the same period in 2001. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

NONINTEREST  INCOME
-------------------

Noninterest income increased $157,399, or 368.13% to $200,155 for the nine months ended September 30, 2002 as compared to the same period ended September 30, 2001. The primary source of this income was the increase in service charges on deposit accounts of $72,285, or 393.00%, to $90,678 for the period ended September 30, 2002, when compared to the same period in 2001. In addition, income from residential mortgage origination fees increased $36,751 to $50,809 for the period ended September 30, 2002 as compared to the same period in 2001. Gains on sales of available-for-sale securities totaled $33,783 for the nine months ended September 30, 2002, there were no gains during the same period in 2001.

For the quarter ended September 30, 2002, noninterest income was $86,254, an increase of $60,815, or 239.06% from the same period ended September 30, 2001. The largest component of noninterest income was service charges on deposit accounts, which totaled $36,837 for the quarter ended September 30, 2002, as compared to $9,166 for the quarter ended September 30, 2001. Income from residential mortgage origination fees totaled $30,162 for the quarter ended September 30, 2002, as compared to $10,234 for the same period in 2001. Income from gains on sales of available-for-sale securities totaled $17,265 for the quarter ended September 30, 2002, there were no gains during the same period in 2001.

NONINTEREST  EXPENSE
--------------------

For the period ended September 30, 2002, noninterest expense was $1,363,615, an increase of $162,816, or 13.56% when compared to the same period ended September 30, 2001. Salaries and employee benefits and occupancy and equipment expense increased from $529,824 and $255,666, respectively, for the nine months ended September 30, 2001 to $617,694 and $330,726, respectively, for the nine months ended September 30, 2002. The increases were largely attributable to the Georgetown office which opened in July 2001.

For the quarter ended September 30, 2002, noninterest expense increased $3,034, or 0.68% as compared to the same period ended September 30, 2001. Occupancy and equipment expense increased $51,590 to $135,329 for the quarter ended September 30, 2002. This increase was mainly due to the Georgetown office which opened in July 2001.

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

INCOME  TAXES
-------------

The income tax benefit for the nine months ended September 30, 2002 was $177,237 as compared to $298,847 for the same period in 2001. The loss before income taxes decreased from $799,460 for the nine months ended September 30, 2001 to $479,405 for the same period in 2002. The effective tax rate was 37% for the nine months ended September 30, 2002, as compared to an effective tax rate of 37% for the nine months ended September 30, 2001. The effective tax rate was 37% and 40% for the quarter ended September 30, 2002 and 2001, respectively.

NET  INCOME  (LOSS)
-------------------

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2002 of $302,168 as compared to $500,613 for the same period in 2001. The net loss before taxes of $479,405 was offset by the income tax benefit of $177,237 during the nine months ended September 30, 2002. The net loss before taxes for the same period in 2001 was $500,613, which was offset by the income tax benefit of $298,847. For the quarter ended September 30, 2002, the net loss was $61,067, as compared to $169,526 for the same period in 2001.

ASSETS  AND  LIABILITIES
------------------------

The growth in assets and liabilities was significant in most areas since the Bank opened for business on November 15, 2000.

During the first nine months of 2002, total assets increased $11,822,106 or 46.64%, when compared to December 31, 2001. The increase in investment securities and loans accounted for the significant portion of the increase in total assets, which increased $2,846,512 and $7,724,386, respectively, to $7,230,741 and $23,962,701 as of September 30, 2002, respectively.

The increase in total assets was funded primarily by the increase in total deposits, which increased by $12,576,437 or 65.50% from the December 31, 2001 amount of $19,200,114.

SECURITIES  AVAILABLE-FOR-SALE
------------------------------

Investment securities increased from $4,384,229 at December 31, 2001 to $7,230,741 at September 30, 2002. All of our marketable investment securities were designated as available-for-sale at September 30, 2002.

NONMARKETABLE  EQUITY  SECURITIES
---------------------------------

Nonmarketable equity securities include the cost of our investment in the stock of the Federal Reserve Bank. The stock has no quoted market value and no ready market exists. Investment in Federal Reserve Bank stock is required by law of every national bank. At September 30, 2002 and December 31, 2001 our investment in this stock totaled $195,000.

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

LOANS
-----

We continued our trend of growth during the first nine months of 2002, especially in the loan area. Net loans increased $7,609,386, or 47.34%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial loans which increased 55.63%, or $4,819,766, from December 31, 2001 to September 30, 2002. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:


                                              September 30,   December 31,
                                                   2002           2001
                                              --------------  -------------
Real estate:
  Construction                                $    1,690,808  $     996,432
  Mortgage - residential                           6,160,961      4,700,606
Commercial and industrial                         13,483,143      8,663,377
Consumer and other                                 2,627,789      1,877,900
                                              --------------  -------------

                                              $   23,962,701  $  16,238,315
                                              ==============  =============


RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

As of September 30, 2002, the only risk element identified in our loan portfolio were criticized loans totaling $92,561. There were no risk elements identified in our loan portfolio as of September 30, 2001.

Activity  in  the  Allowance  for  Loan  Losses  is  as  follows:

                                                    September 30,   September 30,
                                                        2002             2001
                                                   ---------------  --------------
Balance, January 1,                                $      164,787   $       15,000
                                                   ---------------  --------------
Provision for loan losses for the period                  115,000          105,000
Net loans (charged-off) recovered for the period               -                -
                                                   ---------------  --------------

Balance, end of period                             $      279,787   $      120,000
                                                   ===============  ==============

Gross loans outstanding, end of period             $   23,962,701   $   11,933,533

Allowance for loan losses to loans outstanding               1.17%            1.01

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

DEPOSITS
--------

During the first nine months of 2002, total deposits increased by $12,576,437, or 65.50%, from December 31, 2001. The largest increase was in other time deposits, which increased $3,882,589 or 75.22%, from December 31, 2001 to September 30, 2002. Time deposits $100,000 and over increased $2,658,349, or 54.13%, non-interest bearing demand deposits increased $2,227,453 or 52.90%, and savings deposits increased $3,423,552 or 84.77%. Expressed as a percentage, total interest bearing deposits increased 69.04%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 were as follows:

                                             September 30,   December 31,
                                                  2002           2001
                                             --------------  -------------
Noninterest-bearing demand deposits          $    6,437,936  $   4,210,483
                                             --------------  -------------
Interest-bearing demand deposits                  1,262,525        878,031
Savings deposits                                  7,462,401      4,038,849
Time deposits $100,000 and over                   7,569,357      4,911,008
Other time deposits                               9,044,332      5,161,743
                                             --------------  -------------

                                             $   31,776,551  $  19,200,114
                                             ==============  =============

LIQUIDITY
---------

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 75.41% at September 30, 2002 and 84.57% at December 31, 2001.

Securities available-for-sale, which totaled $7,230,741 at September 30, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2002, unused lines of credit totaled $4,241,000.

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
-------------------------------------------------------------------

CAPITAL  RESOURCES
------------------

Total shareholders' equity decreased from $5,442,283 at December 31, 2001 to $5,155,454 at September 30, 2002. The decrease is primarily due to the net loss for the period of $302,168.

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

Banks and bank holding companies are also required to maintain a capital at a minimum level based on total average assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest rated institutions are required to maintain ratios 100 to 200 basis point above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2002.

The following table summarizes the Bank's risk-based capital at September 30, 2002:

Shareholders' equity                         $     5,018,471
  Less: disallowed deferred taxes                   (789,118)
                                             ---------------
  Tier 1 capital                                   4,229,353

  Plus: allowance for loan losses (1)                279,787
                                             ---------------

    Total capital                            $     4,509,140
                                             ===============

Risk-weighted assets                        $     27,608,058
                                             ===============

Risk-based  capital  ratios
  Tier 1 capital (to risk-weighted assets)            15.32%

  Total capital (to risk-weighted assets)             16.33%

  Tier 1 (to total average assets)                    13.47%


(1)  limited  to  1.25%  of  risk-weighted  assets

The  Federal  Reserve Board has similar requirements for bank holding companies.
The Company is currently not subject to these requirements because the Federal Reserve guidelines contain an exemption for bank holding companies of less than $150,000,000 in consolidated assets.

                              SUN BANCSHARES, INC.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- continued
-------------------------------------------------------------------

OFF-BALANCE  SHEET  RISK
------------------------

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $2,454,778 and standby letters of credit of $43,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

                              SUN BANCSHARES, INC.

ITEM  3.  CONTROLS  AND  PROCEDURES.
------------------------------------

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that such controls and procedures are effective in timely alerting them to material information relating to the issuer and the Bank that is required to be included in the issuer's periodic filings with the Securities and Exchange Commission.

(b) There were no significant changes in the issuer's internal controls, to its knowledge, or in other factors that could significantly affect these controls subsequent to the date of their evaluation, corrective actions with regard to significant deficiencies or material weaknesses.

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

(a)     Exhibits

        None

Reports  on  Form  8-K
----------------------

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



                                     By:     /s/  THOMAS  BOUCHETTE
                                             -----------------------------------
                                             Thomas Bouchette
                                             President & Chief Executive Officer



Date:  November  13,  2002           By:     /s/  RANDY  L.  CARMON
                                             -----------------------------------
                                             Randy L. Carmon
                                             Chief Financial Officer

                                 CERTIFICATIONS

I,  Thomas  Bouchette,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of Sun Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November  13,  2002                  /s/ Thomas Bouchette
      -------------------                  -------------------------------------
                                           Thomas Bouchette
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I,  Randy  L.  Carmon,  certify  that:

1.   I have reviewed this quarterly report on Form 10-Q of Sun Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November  13,  2002                  /s/ Randy L. Carmon
     --------------------                  -------------------------------------
                                           Randy L. Carmon
                                           Chief Financial Officer